Form 10-Q
period 2018-09-30
XERIS PHARMACEUTICALS INC
filed 2018-11-08
CIK 1346302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
_____________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding at October 31, 2018
Common Stock, $0.0001 par value per share	20,867,076

XERIS PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XERIS PHARMACEUTICALS, INC.
Condensed Balance Sheets
(in thousands, except share and par value)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,745	$42,045
Short-term investments	55,296	—
Accounts receivable, net	1,731	1,199
Prepaid expenses and other current assets	2,898	809
Total current assets	135,670	44,053
Property and equipment, net	1,826	788
Other assets	95	157
Total assets	$137,591	$44,998
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$622	$1,976
Accrued expenses	6,260	2,557
Warrant liabilities	1,042	93
Deferred grant award	284	234
Total current liabilities	8,208	4,860
Long-term debt, net of unamortized deferred costs	31,642	—
Other long-term liabilities	2,621	90
Total liabilities	42,471	4,950

Commitments and Contingencies (Note 8)

Convertible Preferred Stock:
Series A Convertible Preferred Stock—par value $0.0001, 1,864,797 shares authorized and 1,843,965 shares issued and outstanding as of December 31, 2017	—	1,945
Series B Convertible Preferred Stock—par value $0.0001, 5,732,338 shares authorized and 5,696,834 shares issued and outstanding as of December 31, 2017	—	18,536
Series C Convertible Preferred Stock—par value $0.0001, 14,353,859 shares authorized and 12,834,912 shares issued and outstanding as of December 31, 2017	—	77,397
Total convertible preferred stock	—	97,878
Stockholders’ Equity (Deficit):
Preferred stock—par value $0.0001, 10,000,000 shares authorized as of September 30, 2018 and no shares issued and outstanding as of September 30, 2018	—	—
Common stock—par value $0.0001, 150,000,000 and 30,450,994 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 20,755,666 and 2,159,068 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	2	1
Additional paid in capital	195,422	2,754
Accumulated deficit	(100,246)	(60,585)
Accumulated other comprehensive loss	(58)	—
Total stockholders’ equity (deficit)	95,120	(57,830)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$137,591	$44,998
The accompanying notes are an integral part of the condensed financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Grant income	$582	$170	$1,611	$1,073
Service revenue	—	—	53	16
Cost of revenue	—	—	42	4
Gross profit	582	170	1,622	1,085
Operating expenses:
Research and development	10,875	5,725	28,264	13,588
General and administrative	4,650	2,017	12,388	4,917
Expense from operations	15,525	7,742	40,652	18,505
Loss from operations	(14,943)	(7,572)	(39,030)	(17,420)
Other income (expense):
Interest income	462	45	796	45
Interest expense	(737)	—	(1,490)	(1)
Change in fair value of warrants	451	—	63	(32)
Total other income (expense)	176	45	(631)	12
Net loss	$(14,767)	$(7,527)	$(39,661)	$(17,408)

Other comprehensive loss, net of tax:
Unrealized losses on short-term investments	(58)	—	(58)	—
Comprehensive loss	$(14,825)	$(7,527)	$(39,719)	$(17,408)

Net loss per common share - basic and diluted	$(0.71)	$(3.72)	$(4.36)	$(8.63)

Weighted average common shares outstanding, basic and diluted	20,714,475	2,024,355	9,104,491	2,016,112
The accompanying notes are an integral part of the condensed financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Statements of Cash Flows
(in thousands; unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(39,661)	$(17,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	146	123
Amortization of debt issuance costs	312	—
Stock-based compensation	1,149	351
Change in fair value of warrants	(63)	32
Changes in operating assets and liabilities:
Accounts receivable	(532)	(635)
Prepaid expenses and other current assets	(2,089)	262
Other assets	62	(55)
Accounts payable	(1,354)	299
Accrued expenses	3,790	1,473
Deferred grant award	50	(25)
Deferred rent	246	20
Net cash used in operating activities	(37,944)	(15,563)
Cash flows from investing activities:
Purchases of property and equipment	(1,260)	(464)
Purchases of short-term investments	(55,278)	—
Net cash used in investing activities	(56,538)	(464)
Cash flows from financing activities:
Proceeds from Initial Public Offering	98,325	—
Payments for Initial Public Offering costs	(9,373)	—
Proceeds from sale of Series C Preferred Stock	4,438	30,050
Payments of Series C Preferred Stock offering costs	(24)	(434)
Proceeds from issuance of long-term debt	35,000	—
Payments of debt issuance costs	(333)	—
Proceeds from exercise of stock awards	149	56
Net cash provided by financing activities	128,182	29,672
Increase in cash and cash equivalents	33,700	13,645
Cash and cash equivalents, beginning of period	42,045	32,269
Cash and cash equivalents, end of period	$75,745	$45,914

Supplemental schedule of cash flow information:
Cash paid for interest	$1,031	$1

Supplemental schedule of non-cash investing and financing activities:
Allocation of debt costs to warrants	$1,012	$—
Accrued debt issuance costs	$2,325	$—
Vesting of early exercised awards	$127	$—
The accompanying notes are an integral part of the condensed financial statements.

XERIS PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2018
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

The Company has not generated any revenue from product sales. The Company has incurred operating losses since inception and has an accumulated deficit of $100.2 million as of September 30, 2018. The Company expects to continue to incur net losses for the next several years. Based on the Company’s current operating plans and existing working capital at September 30, 2018, cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months. The Company is subject to a number of risks similar to other specialty pharmaceutical companies, including, but not limited to, successful development and commercialization of its drug candidates, the development of new technological innovations by its competitors, protection of intellectual property and market acceptance of the Company’s products.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in conformity with GAAP. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2018 and its results of operations and cash flows for the nine months ended September 30, 2018 and 2017. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2017 included in the prospectus (Registration No. 333-225191) filed pursuant to Rule 424(b) on June 21, 2018 with the U.S. Securities and Exchange Commission.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingent liabilities and expenses included in the financial statements and accompanying notes. Actual results could differ from those estimates.

Impacts of the Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was signed into law. The Tax Act contains significant changes to corporate taxation, including (i) the reduction of the corporate income tax rate to 21%, (ii) the acceleration of expensing for certain business assets, (iii) the one-time transition tax related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system, (iv) the repeal of the domestic production deduction, (v) additional limitations on the deductibility of interest expense, and

XERIS PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2018
(unaudited)

(vi) expanded limitations on executive compensation. The key impacts of the Tax Act on the Company’s financial statements for the year ended December 31, 2017 were the re-measurement of deferred tax balances to the new corporate tax rate. While the Company has not yet completed the assessment of the effects of the Tax Act, the Company was able to determine reasonable estimates for the impact of the key items specified above and thus it reported provisional amounts for these items. In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), the Company provides additional disclosures related to these provisional amounts. In order to calculate the effects of the new corporate tax rate on its deferred tax balances, ASC 740 “Income Taxes” (“ASC 740”) required the re-measurement of the Company’s deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances were expected to reverse in the future. The provisional amount determined, and recorded as of December 31, 2017, for the re-measurement of its deferred tax balances resulted in a net reduction in deferred tax assets of $7,478,000 and a corresponding reduction in the valuation allowance of $7,478,000.

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

Equity financing costs

The Company capitalizes costs that are directly associated with in-process equity financings until such financings are consummated, at which time such costs are recorded in the additional paid in capital line on the balance sheet against the gross proceeds of the equity financings. As of September 30, 2018, the Company incurred $9.4 million in costs associated with the IPO.

Fair value of financial instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments be made. Additionally, fair value is used on a non-recurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, and accounts payable, are shown at cost, which approximates fair value due to the short-term nature of these instruments. The debt outstanding under the Loan and Security Agreement approximates fair value due to the variable interest rate on the debt. Items measured at fair value on a recurring basis include the Company’s short-term investments and warrants.

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
September 30, 2018
(unaudited)

The following potentially dilutive securities (shown below in common stock equivalent shares) were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	September 30,
	2018	2017
Convertible preferred stock	—	10,954,012
Vested and unvested stock options	2,753,208	1,902,997
Warrants	113,943	19,931

Recent accounting pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting (“ASU 2016-09”), as part of the FASB simplification initiative. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share-based payment awards being recognized as income tax expense in the reporting period in which they occur; 2) excess tax benefits being classified as an operating activity in the statement of cash flow; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) increased tax withholding requirements threshold to qualify for equity classification. ASU 2016-09 is effective for public companies with annual periods and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted this standard on January 1, 2018, and it did not have an impact on the financial statements.

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

Note 4. Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	September 30, 2018	December 31, 2017

Accrued research costs	$2,759	$566
Accrued employee costs	2,739	1,581
Accrued other costs	762	410
Accrued expenses	$6,260	$2,557

XERIS PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2018
(unaudited)

Note 5. Long-term Debt

Senior Secured Loan Facility

In February 2018, the Company entered into the Loan and Security Agreement that provides a senior secured loan facility of up to an aggregate principal amount of $45.0 million. The first tranche was $20.0 million and was drawn down in February 2018 ("Term A Loan"). The second tranche was $15.0 million and was drawn down in September 2018 ("Term B Loan"). The third tranche is $10.0 million and is available beginning upon approval of the Company’s Glucagon Rescue Pen New Drug Application ("NDA") by the U.S. Food & Drug Administration (”FDA”) until the earlier of September 30, 2019 or the 30th day following NDA approval by the FDA.

The interest rate under the Loan and Security Agreement is the thirty-day U.S. LIBOR rate plus 6.75%, which was approximately 8.86% as of September 30, 2018. Payments on the Loan and Security Agreement are interest only for the first 24 months, which can be extended by an additional twelve months if the third tranche is drawn. The total term of the loan is fifty-nine months, and the principal payments will begin in either 36 months or 24 months, contingent on the third tranche being drawn.

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

The components of debt are as follows:

(in thousands)	September 30, 2018	December 31, 2017

Term A Loan	$20,000	$—
Term B Loan	15,000	—
Less unamortized deferred cost	(3,358)	—
Long-term debt	$31,642	$—

XERIS PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2018
(unaudited)

The following table sets forth the Company’s future minimum principal payments (in thousands):

2018	$—
2019	—
2020	9,000
2021	12,000
2022	12,000
2023	2,000
$35,000

The Company incurred total debt issuance costs of $3.7 million, which are reflected as a direct reduction to the term loan balance and are being amortized into interest expense over the life of the loan using the effective interest method. For the three and nine months ended September 30, 2018, the Company recognized interest expense of $737,000 and $1,490,000, respectively, of which $155,000 and $312,000, respectively, was related to the amortization of debt issuance costs.

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

Prior to the conversion of the convertible preferred stock into common stock; the holders of the Company’s convertible preferred stock were entitled to receive non-cumulative dividends at the rate of 8% of the purchase price per annum in preference to any dividends to the holders of the common stock, payable as and if when declared by the Board of Directors. No such dividends were declared by the Company’s Board of Directors. The holders of the convertible preferred stock also were entitled to participate pro rata in any dividends paid to the holders of the common stock on an as-converted basis. No dividends were declared by the Company’s Board of Directors.

Note 7. Warrants

In 2014 the Company issued 19,931 warrants (“2014 Warrants”) to certain investors. The 2014 Warrants allow each holder to purchase one share of common stock for $5.912. There have been no exercises of 2014 Warrants and as such all 19,931 warrants were outstanding as of September 30, 2018.

As part of the Loan and Security Agreement discussed in Note 5, "Long-term Debt," in the notes to unaudited condensed financial statements, the Lenders receive warrants equal to 3.0% of the principal borrowing amounts concurrent with the borrowing. The warrants represent a right for the lender to purchase shares of the Company’s common stock at an initial exercise price of $11.169 per share. The Company issued 53,720 warrants ("Term A Warrants") upon the drawdown of the Term A Loan in February 2018 and the Company issued 40,292 warrants ("Term B Warrants") upon the drawdown of the Term B Loan in September 2018. There have been no exercises of Term A Warrants or Term B Warrants and as such all 53,720 warrants and 40,292 warrants were outstanding as of September 30, 2018, respectively.

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

The Company recognized a gain of $29,000, $79,000 and $343,000 upon the change in fair value of the warrants during the three months ended September 30, 2018 related to the 2014 Warrants, the Term A Warrants and the Term B Warrants, respectively. The Company recognized a gain (loss) of $(149,000), $(131,000) and $343,000 upon the change in fair value of the warrants during the nine months ended September 30, 2018 related to the 2014 Warrants, the Term A Warrants and the Term B Warrants, respectively. The Company

XERIS PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2018
(unaudited)

recognized a loss of $0 and $(32,000) upon the change in fair value of the 2014 Warrants during the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018, the following warrants were outstanding:

	Outstanding Shares	Exercise Price per Share	Expiration Date

2014 Warrants	19,931	$5.912	August 2020
Term A Warrants	53,720	$11.169	February 2025
Term B Warrants	40,292	$11.169	September 2025
	113,943

Note 8. Commitments and Contingencies

Commitments

The Company has non-cancellable operating leases for office space, which expire at various times through 2024. The non-cancellable office lease agreements provide for monthly lease payments, which increase during the term of each lease agreement. In the first quarter of 2018, the Company signed a new lease for office space in Chicago, Illinois with remaining future minimum lease payments of approximately $49,000 in 2018, $84,000 in 2019, $210,000 in 2020, $219,000 in 2021, $228,000 in 2022, and $524,000 in 2023 and thereafter.

Total rent expense under these operating leases was approximately $421,000 and $133,000 for the three months ended September 30, 2018 and 2017, respectively, and $841,000 and $304,000 for the nine months ended September 30, 2018 and 2017, respectively.

Note 9. Stock Compensation Plan

In 2011 the Company adopted the 2011 Stock Option Issuance Plan (“2011 Plan”) and subsequently amended it to authorize the Board of Directors to issue up to 4,714,982 incentive grant and non-statutory awards.

The 2018 Stock Option and Incentive Plan ("2018 Plan") was adopted by our Board of Directors in April 2018 and approved by our stockholders in June 2018 to award up to 1,822,000 shares of our common stock. This plan became effective on the date immediately prior to the effectiveness of the Company's IPO registration statement. The 2018 Plan replaced the 2011 Plan as our Board of Directors determined not to make additional awards under the 2011 Plan following the closing of our IPO, which occurred in June 2018. The 2018 Plan allows the compensation committee to make equity-based and cash-based incentive awards to our officers, employees, directors and other key persons (including consultants). As of September 30, 2018, there were 1,539,190 awards available for future issuance.

Stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards typically vest over either two years or four years after the grant date and expire ten years from the grant date.

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

XERIS PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2018
(unaudited)

The fair value of stock options granted was estimated with the following weighted average assumptions:

	Nine Months Ended September 30,
	2018	2017
Expected term	6.0	6.1
Risk-free interest rate	2.80%	2.05%
Expected volatility	58.55%	61.23%
Expected dividends	—	—

Stock option activity for employee awards for the nine months ended September 30, 2018 was as follows:

	UNITS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE CONTRACTUAL LIFE (YEARS)
Outstanding - January 1, 2018	1,946,230	$1.66	8.70
Issued	1,167,077	12.13
Exercised	(181,884)	1.42
Forfeited	(185,003)	1.94
Outstanding - September 30, 2018	2,746,420	$6.26	8.74
Exercisable - September 30, 2018	2,347,080	$4.54	8.60
Vested and expected to vest at September 30, 2018	2,470,131	$6.07	8.70

The weighted average fair value of awards granted during the nine months ended September 30, 2018 was $6.53 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2018 was $1.7 million. The aggregate intrinsic value of awards vested and expected to vest as of September 30, 2018 was $29.3 million.

The Company also granted stock options to non-employees. These awards are marked to fair value at the end of each reporting period until they vest. Stock option activity for these awards for the nine months ended September 30, 2018 was as follows:

	UNITS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE CONTRACTUAL LIFE (YEARS)
Outstanding - January 1, 2018	33,125	$1.91	6.75
Issued	—	—
Exercised	(26,337)	2.17
Forfeited	—	—
Outstanding - September 30, 2018	6,788	$1.09	4.89
Exercisable - September 30, 2018	6,737	$1.09	4.89
Vested and expected to vest at September 30, 2018	6,737	$1.09	4.89

The aggregate intrinsic value of awards vested and expected to vest at September 30, 2018 was $111,000. The aggregate intrinsic value of awards exercisable as of September 30, 2018 was $111,000. The company recognized expense associated with these awards of $8,000 and $3,000 for the three months ended September 30, 2018 and 2017, respectively. The company recognized expense associated with these awards of $114,000 and $12,000 for the nine months ended September 30, 2018 and 2017, respectively.

XERIS PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2018
(unaudited)

The following table summarizes the reporting of total stock-based compensation expense resulting from employee and non-employee stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Research and development	$116	$16	$398	$46
General and administrative	428	88	751	305
Total stock-based compensation	$544	$104	$1,149	$351

At September 30, 2018, there was a total of $6.9 million of unrecognized compensation expense that is expected to be recognized over a weighted average period of 1.51 years.

Note 10. Fair Value Measurements

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

XERIS PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2018
(unaudited)

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2018 and December 31, 2017:

(in thousands)	Total as of September 30, 2018	Level 1	Level 2	Level 3

Current Assets
Cash and cash equivalents:
Money market funds	$72,746	$72,746	$—	$—
Commercial paper	2,999	2,999	—	—
Total cash and cash equivalents	$75,745	$75,745	$—	$—

Short-term investments:
U.S. government securities	$32,212	$32,212	$—	$—
Corporate securities	12,156	—	12,156	—
Agency securities	10,928	—	10,928	—
Total short-term investments	$55,296	$32,212	$23,084	$—

Other current liabilities
Warrant liabilities	$1,042	$—	$—	$1,042

(in thousands)	Total as of December 31, 2017	Level 1	Level 2	Level 3
Current Assets
Money market funds (a)	$39,124	$39,124	$—	$—

Other current liabilities
Warrant liabilities	$93	$—	$—	$93

(a) The money market funds noted above are included in cash and cash equivalents.

There were no investments in commercial paper or short-term investments as of December 31, 2017.

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

The Company has determined that the warrant liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the changes in the warrant liabilities:

(in thousands)
Balance at December 31, 2017	$93
Fair value of Term A Warrants issued under the Loan and Security Agreement	326
Fair value of Term B Warrants issued under the Loan and Security Agreement	686
Change in fair value of warrants	(63)
Balance at September 30, 2018	1,042

There were no transfers between any of the levels of the fair value hierarchy during the nine months ended September 30, 2018.

XERIS PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2018
(unaudited)

Note 11. Short-Term Investments

The Company classifies its short-term investments as available-for-sale. Short-term investments comprise highly liquid investments with minimum “A” rated securities and as of September 30, 2018 consist of U.S. Treasury and agency bonds and corporate entity commercial paper and securities with maturities of more than three months but less than one year at the date of purchase. Short-term investments as of September 30, 2018 have an average maturity of 0.58 years. The investments are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive loss in the condensed balance sheets. Any differences between the cost and fair value of investments are represented by unrealized gains or losses. Refer to Note 10, "Fair Value Measurements," of the notes to unaudited condensed financial statements for information related to the fair value measurements and valuation methods utilized.

The following table represents the Company’s available for sale short-term investments by major security type as of September 30, 2018:

(in thousands)	Amortized Cost	Gross Unrealized Losses	Total Fair Value

Short-term investments:
Agency securities	$10,938	$(10)	$10,928
Corporate securities	12,166	(10)	12,156
U.S. government securities	32,250	(38)	32,212
Total short-term investments	$55,354	$(58)	$55,296

There were no investments in short-term securities as of December 31, 2017.

We review our available-for-sale investments for other-than-temporary impairment loss quarterly. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the quarter ended September 30, 2018, we did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements for Forward-Looking Information

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes thereto for the year ended December 31, 2017 included in the prospectus (Registration No. 333-225191) filed pursuant to Rule 424(b) on June 21, 2018 with the U.S. Securities and Exchange Commission. In addition to financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "will," "would," "continue," and terms of similar meaning are also generally intended to identify forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including, without limitation, the regulatory approval of our product candidates, our ability to market and sell our products, if approved, and other factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statements contained herein speak only as of the date hereof, and Xeris expressly disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Unless otherwise indicated, references to "Xeris," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Xeris Pharmaceuticals, Inc.

We are a specialty pharmaceutical company leveraging our novel technology platforms to develop and commercialize ready-to-use, room temperature stable injectable and infusible drug formulations. Our XeriSol and XeriJect formulation technologies have the potential to offer distinct advantages over existing formulations of marketed and development-stage products, including eliminating the need for reconstitution, enabling long-term, room-temperature stability, significantly reducing injection volume, and eliminating the requirement for intravenous (IV) infusion. These attributes may lead to products that are easier to use by patients, caregivers, and health practitioners and reduce costs for payers and the healthcare system. Our lead product candidate, Glucagon Rescue Pen, delivers ready-to-use glucagon via a commercially-available auto-injector for the treatment of severe hypoglycemia, a potentially life-threatening condition, in people with diabetes. We completed three Phase 3 clinical trials for our Glucagon Rescue Pen and submitted a New Drug Application, or NDA, in the third quarter of 2018 to the U.S. Food & Drug Administration, or the FDA, which was accepted for review in the fourth quarter of 2018. If our NDA is approved in our expected timeframe, we believe we will have the first ready-to-use, room-temperature stable liquid glucagon formulation that can be administered without any preparation or reconstitution. We are also applying our novel ready-to-use, room-temperature stable liquid glucagon formulation for the management of additional conditions associated with hypoglycemia with significant unmet medical need. In addition, we are applying our technology platforms to convert other commercially-available drugs into ready-to-use, room-temperature stable liquid formulations to address the needs in multiple therapeutic areas and conditions, including epilepsy and diabetes.

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

We have funded our operations to date primarily with proceeds from the sale of preferred and common stock, bank financings and grant awards received from the National Institutes of Health ("NIH") and other philanthropic organizations. In particular, we have received cash proceeds of $104.9 million from sales of our preferred stock, $35.0 million from drawdowns of the Loan and Security Agreement, $10.6 million from grant awards from the NIH and other philanthropic organizations, and $98.4 million from a June 2018 initial public offering ("IPO") of our common stock pursuant to a registration statement on Form S-1, as amended. In the IPO, we sold an aggregate of 6,555,000 shares of our common stock under the registration statement at a public offering price of $15.00 per share, including 855,000 shares of our common stock pursuant to the exercise of the underwriters’ option to purchase additional shares. Net proceeds were approximately $89.0 million, after deducting underwriting discounts and commissions as well as other offering expenses. The Loan and Security Agreement includes an additional $10.0 million that will be available beginning upon approval of our Glucagon Rescue Pen NDA by the FDA until the earlier of September 30, 2019 or the 30th day following NDA approval by the FDA.

For the three months ended September 30, 2018 and 2017, our net loss was $14.8 million and $7.5 million, respectively. For the nine months ended September 30, 2018 and 2017, our net loss was $39.7 million and $17.4 million, respectively. We have not been profitable since inception, and, as of September 30, 2018, our accumulated deficit was $100.2 million. In the near term, we expect to continue to incur significant expenses, operating losses and net losses as we:

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

Components of our Results of Operations

Revenue and cost of revenue

Grant income is derived from grants that we received from the NIH and other philanthropic organizations to help bring necessary drugs to the market place where there are currently unmet needs. As of September 30, 2018, we are eligible to receive $2.1 million in grants from the NIH and other philanthropic organizations that will help fund our ongoing clinical development for intermittent and chronic glucagon programs as well as our auto-injectable diazepam program for the treatment of epileptic seizures. These awards will be recognized as grant income when we have performed the services as outlined in the grant agreements.

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

Research and development activities are central to our business model. We expect research and development expenses to increase in the near term as we (i) complete clinical development of our Glucagon Rescue Pen; (ii) progress our intermittent and chronic glucagon programs for Post-Bariatric Hypoglycemia, Congenital Hyperinsulinism, Hypoglycemia-Associated Autonomic Failure and Exercise-Induced Hypoglycemia; (iii) initiate clinical development for our ready-to-use diazepam rescue pen; and (iv) conduct additional preclinical work for our Pramlintide-Insulin program. Our research and development expenses may vary significantly over time due to uncertainties relating to the terms and timing of regulatory approvals and unexpected results of our clinical trials. We expect our research and development expenses to increase as we conduct new clinical trials and prepare regulatory filings for our product candidates and add headcount to support these efforts.

General and Administrative

General and administrative expenses consist principally of salaries, stock-based compensation and related costs for personnel in executive, marketing and administrative positions, facility costs not otherwise included in research and development, marketing expenses, professional fees for legal, audit and accounting services, fees paid for market research and trade shows, and travel costs for marketing and administrative employees.

As a public reporting company, we have incurred greater expenses, including increased payroll, legal and compliance, accounting, insurance and investor relations costs. We expect some of these costs to continue to increase in conjunction with our anticipated growth as a public reporting company. We also expect selling and marketing costs to increase significantly as we prepare for the expected commercial launch of our Glucagon Rescue Pen in the United States, if approved, including the build out of a sales force in 2019.

Interest Expense and Other Income

Other income consists primarily of interest expense related to our Loan and Security Agreement, interest income earned on short-term deposits and investments, and the change in the fair market value of our warrants.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)

Grant income	$582	$170	$412	$1,611	$1,073	$538
Service revenue	—	—	—	53	16	37
Cost of revenue	—	—	—	42	4	38
Gross profit	582	170	412	1,622	1,085	537

Operating expenses:
Research and development	10,875	5,725	5,150	28,264	13,588	14,676
General and administrative	4,650	2,017	2,633	12,388	4,917	7,471
Expense from operations	15,525	7,742	7,783	40,652	18,505	22,147
Loss from operations	(14,943)	(7,572)	(7,371)	(39,030)	(17,420)	(21,610)
Other income (expense):
Interest income	462	45	417	796	45	751
Interest expense	(737)	—	(737)	(1,490)	(1)	(1,489)
Change in fair value of warrants	451	—	451	63	(32)	95
Total other income (expense)	176	45	131	(631)	12	(643)
Net loss	$(14,767)	$(7,527)	$(7,240)	$(39,661)	$(17,408)	$(22,253)

Gross Profit

Gross profit increased for the three and nine month periods ended September 30, 2018 in comparison with the three and nine month periods ended September 30, 2017 due to increased grant-funded activities performed during the current periods.

Research and Development

The following table summarizes our research and development expenses by functional area for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Clinical and preclinical	$2,757	$2,766	$8,795	$5,417
Product development	5,344	1,813	13,210	5,667
Compensation and related personnel costs	2,658	1,130	5,861	2,458
Stock-based compensation	116	16	398	46
Total research and development expenses	$10,875	$5,725	$28,264	$13,588

The following table summarizes our research and development expenses by program for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Glucagon Rescue Pen	$5,866	$3,111	$14,898	$7,268
Intermittent and chronic glucagon programs	1,124	1,237	2,894	2,740
Additional pipeline programs	405	—	1,335	—
Overhead (personnel, facilities and other expenses)	3,480	1,377	9,137	3,580
Total research and development expenses	$10,875	$5,725	$28,264	$13,588

Research and development expense increased $5.2 million for the three months ended September 30, 2018 in comparison to the three months ended September 30, 2017. These increases were primarily driven by increased product development expenses of $3.5 million in support of our Glucagon Rescue Pen NDA filing and additional pipeline programs and increased personnel expenses of $1.6 million due to additional headcount and other employee-related costs.

Research and development expense increased $14.7 million for the nine months ended September 30, 2018 in comparison to the nine months ended September 30, 2017. These increases were primarily driven by increased product development expenses of $7.5 million in support of our Glucagon Rescue Pen NDA filing and additional pipeline programs, increased personnel expenses of $3.8 million due to additional headcount and other employee-related costs and increased expenses of $3.4 million associated with our clinical and preclinical trials.

General and Administrative

General and administrative costs increased $2.6 million for the three months ended September 30, 2018 in comparison to the three months ended September 30, 2017. These increases were primarily driven by increases in personnel expenses due to additional headcount and other employee related costs of $2.0 million as well as marketing and market research expenses of $0.6 million.

General and administrative costs increased $7.5 million for the nine months ended September 30, 2018 in comparison to the nine months ended September 30, 2017. These increases were primarily driven by increases in personnel expenses due to additional headcount and other employee related costs of $4.9 million, marketing and market research expenses of $1.9 million, and professional consulting fees of $0.7 million.

Other Income (Expense)

For the three and nine months ended September 30, 2018, interest expense related to our debt issuances in 2018 was $0.7 million and $1.5 million, respectively. Interest income earned on short-term investments and interest bearing accounts for the three and nine months ended September 30, 2018 was $0.5 million and $0.8 million, respectively. In addition, the fair market value of our warrants decreased for the three and nine months ended September 30, 2018 in comparison to the three and nine months ended September 30, 2017 by $451,000 and $95,000, respectively. The change in fair value of warrants decreases as the fair value of the stock that it converts into decreased over the respective periods.

Liquidity and Capital Resources

Our primary uses of cash are to fund product development costs, operating expenses and working capital requirements. Historically, we have funded our operations primarily through private placements of convertible preferred stock, issuance of debt, and grants awarded from the NIH and other philanthropic organizations. On June 25, 2018, we completed our IPO of 6,555,000 shares of our common stock at a price of $15.00 per share for aggregate gross proceeds of approximately $98.3 million, including 855,000 shares of our common stock pursuant to the exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds from the offering of approximately $89.0 million, after deducting underwriting discounts and commissions as well as other offering expenses. As of September 30, 2018, we have $2.1 million in awarded unused grants that can be utilized to offset program costs for several of our intermittent and chronic glucagon programs as well as our diazepam program, in accordance with the grant agreements.

Capital Resources and Funding Requirements

We have incurred operating losses since inception, and we have an accumulated deficit of $100.2 million at September 30, 2018. We believe that our cash, cash equivalents and short-term investments together with the available proceeds from our credit facilities will enable us to sustain operations and capital expenditure requirements through at least the first quarter of 2021. We expect to incur substantial additional expenditures in the near term to support our ongoing activities and the expected commercial launch of our Glucagon Rescue Pen. Additionally, we expect to incur additional costs as a result of operating as a public company. We expect to continue to incur net losses for the next several years. Our ability to fund our product development and clinical operations, including completion of our planned Phase 2 and Phase 3 clinical trials, as well as commercialization of our product candidates will depend on the amount and timing of cash received from planned financings. Our future capital requirements will depend on many factors, including:

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

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2018	2017

Net cash used in operating activities	$(37,944)	$(15,563)
Net cash used in investing activities	(56,538)	(464)
Net cash provided by financing activities	128,182	29,672
Increase in cash and cash equivalents	$33,700	$13,645

The increase in cash used in operating activities for the nine month period ended September 30, 2018 was primarily due to our net loss adjusted for non-cash charges primarily driven by increased spending in research and development and general and administrative operating expenses. For a discussion regarding the increase in spending, refer to "Results of Operations" included in Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

The increase in cash used by investing activities for the nine month period ended September 30, 2018 was primarily due to purchases of short-term investments with a portion of the net proceeds from the IPO.

The increase in cash provided by financing activities for the nine month period ended September 30, 2018 was primarily due to the net proceeds from the IPO of approximately $89.0 million after deducting payments for IPO costs, net proceeds from the Loan and Security Agreement of $34.7 million and net proceeds from the sale of Series C Preferred Stock of $4.4 million, partially offset by net proceeds from the sale of Series C Preferred Stock of $30.0 million in the prior year.

Contractual Obligations and Commitments

As of September 30, 2018, we were obligated to pay the following amounts:

(in thousands)	Total	2018	2019-2020	2021-2023	2024 and Beyond

Operating leases	$6,225	$294	$1,987	$3,556	$388
Future principal payments under Loan and Security Agreement	35,000	—	9,000	26,000	—

We enter into contracts in the normal course of business with clinical trial sites, manufacturing organizations and vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancellable contracts and not included in the table above.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had unused letters of credit of $143,000 that are used to secure leases.

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

Interest Rate Risk

Cash and Cash Equivalents and Short-Term Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents and short-term investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash and cash equivalents and short-term investments outstanding at September 30, 2018 would increase or decrease interest income by approximately $1.3 million on an annual basis. Any changes to interest income on short-term investments would only be realized if sold prior to maturity.

Loan and Security Agreement—Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. Based on our outstanding borrowings at September 30, 2018, a one-percentage point increase or decrease in interest rates would affect interest expense on the debt by $0.3 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in every fiscal year since inception. For the three months ended September 30, 2018 and 2017, we reported a net loss of $14.8 million and $7.5 million, respectively. For the nine months ended September 30, 2018 and 2017, we reported a net loss of $39.7 million and $17.4 million, respectively. In addition, our accumulated deficit as of September 30, 2018 was $100.2 million. Substantially all our operating losses have resulted from costs incurred in connection with research and development of our product candidates and clinical and regulatory initiatives to obtain approvals for our product candidates.

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

All of our product candidates are still in development and none have been approved for sale. We submitted a New Drug Application, or NDA, for our Glucagon Rescue Pen in the third quarter of 2018 to the U.S. Food and Drug Administration, or FDA, that was accepted for review in the fourth quarter of 2018. However, there is no guarantee that the FDA will approve our Glucagon Rescue Pen. Our ability to generate revenue from our product candidates and to transition to profitability and generate positive cash flows is uncertain and depends on the successful development and commercialization of our product candidates. Successful development and commercialization will require achievement of key milestones, including completing clinical trials of our product candidates that are under clinical development, obtaining marketing approval for our product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, and if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our Loan and Security Agreement provides for term loans of up to an aggregate of $45.0 million, of which $20.0 million was borrowed upon signing. Upon our submission of an NDA for our Glucagon Rescue Pen, we became eligible to draw down an additional $15.0 million within 30 days thereof and drew down on this tranche on September 7, 2018. We become eligible to draw the remaining $10.0 million if we receive approval of our Glucagon Rescue Pen NDA by the FDA, before September 30, 2019, and then only available to be drawn until the earlier of September 30, 2019 or the 30th day following NDA approval by the FDA.

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

 Risks Related to the Product Development and Regulatory Approval of Our Product Candidates

We are dependent on the success of our glucagon product candidates, particularly our Glucagon Rescue Pen. Even though the Glucagon Rescue Pen NDA is accepted for filing by the FDA, we cannot be certain that our Glucagon Rescue Pen or any of our other product candidates will receive marketing approval. Without marketing approval, we will not be able to commercialize our product candidates or generate product revenues.

We have devoted a significant portion of our financial resources and business efforts to the development of the Glucagon Rescue Pen. We submitted an NDA for the Glucagon Rescue Pen in the third quarter of 2018, however, we have not received approval from regulatory authorities to market the Glucagon Rescue Pen or any other product candidate in any jurisdiction, and it is possible that neither our Glucagon Rescue Pen nor any other product candidates we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us to commence product sales. Even though the FDA has accepted for review our NDA filing, we cannot be certain that our Glucagon Rescue Pen or any of our other product candidates will receive marketing approval.

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

In December 2017 we presented to the FDA at our pre-NDA meeting the results from our two Phase 3 Glucagon Rescue Pen clinical trials that had been completed as of that meeting. Our first Phase 3 clinical trial was a non-inferiority comparison of the Glucagon Rescue Pen against Eli Lilly’s glucagon determined by an increase in plasma glucose concentration from below 50.0 mg/dL to greater than 70.0 mg/dL within 30 minutes after receiving glucagon. In this trial, our Glucagon Rescue Pen did not meet a primary endpoint for noninferiority in the intent-to-treat, or ITT, population due to one response failure in excess of the pre-specified threshold of three response failures. In the same trial, two subjects were censored from the modified ITT ("mITT") population because of a clinically significant protocol violation, and the remaining subjects were used for the per-protocol analysis. In accordance with FDA and International Council for Harmonisation guidance for evaluation of non-inferiority studies, we presented a series of analyses implementing ITT, mITT, and per-protocol cohorts for all the endpoints for this clinical trial to the FDA at this pre-NDA meeting. In that meeting, the FDA agreed overall that the totality of data for our Glucagon Rescue Pen is sufficient to support NDA review. However, certain of our analyses may be viewed as post-hoc analyses, and although we believe that post-hoc analyses can provide additional information regarding results from this trial, retrospective analyses can result in the introduction of bias and may be given less weight by the FDA, including for purposes of determining whether to approve our NDA.

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

We are pursuing a regulatory pathway pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, for the approval of certain of our product candidates, including our Glucagon Rescue Pen, which allows us to rely on submissions of existing clinical data for the drug. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments, and permits the submission of an NDA where at least some of the information required for approval comes from preclinical studies or clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The FDA interprets Section 505(b)(2) of the FDCA to permit the applicant to rely upon the FDA’s previous findings of safety and efficacy for an approved product. The FDA requires submission of information needed to support any changes to a previously approved drug, such as published data or new studies conducted by the applicant or clinical trials demonstrating safety and efficacy. The FDA could require additional information to sufficiently demonstrate safety and efficacy to support approval.

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

We cannot be certain that existing clinical trial results will be sufficient to support regulatory approval of our product candidates. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. Moreover, success in clinical trials in a particular indication does not ensure that a product candidate will be successful in other indications. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical studies or clinical trials or successful later-stage trials in other related indications. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of preclinical and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. A failure of a clinical trial to meet its predetermined endpoints would likely cause us to abandon a product candidate and may delay development of any other product candidates. Any delay in, or termination of, our clinical trials will delay the submission of the applicable NDA to the FDA, the Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, or other similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize our product candidates and generate revenue.

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

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the Internal Review Boards, or IRBs, at the sites where the IRBs are overseeing a trial, a data safety monitoring board overseeing the clinical trial at issue, or other regulatory authorities due to a number of factors, including:

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

Our product candidates, if approved, will also be subject to ongoing regulatory requirements for manufacturing, distribution, sale, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. In addition, approved products, third-party suppliers and their facilities are required to comply with extensive FDA requirements and requirements of other similar agencies even after approval, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMPs, and applicable Quality System Regulations, or QSRs. As such, we and our third-party suppliers are subject to continual review and periodic inspections, both announced and unannounced, to assess compliance with cGMPs and QSRs. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and other similar agencies and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Accordingly, we may not promote our approved products, if any, for indications or uses for which they are not approved.

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

If the FDA approves a competitor’s application for a product candidate or drug-device combination product before our application for a similar product candidate or drug-device combination product, and grants such competitor a period of exclusivity, the FDA may take the position that it cannot approve our 505(b)(2) application for a similar product candidate until the exclusivity period expires. We submitted the NDA for our Glucagon Rescue Pen to the FDA for approval under Section 505(b)(2) of the FDCA in the third quarter of 2018 that was accepted for review in the fourth quarter of 2018. Eli Lilly submitted an NDA to the FDA and a Marketing Authorization Application to the European Medicines Agency for its intranasal glucagon in 2018. Additionally, even if our 505(b)(2) application for our Glucagon

Rescue Pen is approved first and we receive three-year marketing exclusivity, we may still be subject to competition from other companies with approved products or approved 505(b)(2) NDAs for different conditions of use that would not be restricted by any grant of exclusivity to us.

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

We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. In order to market products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. The approval procedures vary among countries and may involve requirements for additional testing, and the time required to obtain approval may differ from country to country and from that required to obtain clearance or approval in the United States. In addition, with respect to our Glucagon Rescue Pen, we are engaged in ongoing interactions with European regulatory authorities regarding our development path in Europe. For our Glucagon Rescue Pen, because Eli Lilly’s Glucagon Emergency Kit is not approved in Europe, we are conducting an additional clinical trial comparing our Glucagon Rescue Pen to Novo Nordisk’s GlucaGen, in addition to our existing clinical trials involving Eli Lilly’s Glucagon Emergency Kit. Such requirements may increase our development expenses and delay our regulatory development plans for potential European approval of our Glucagon Rescue Pen. There can be no assurance that the results that we observed from our prior and ongoing clinical trials for our Glucagon Rescue Pen will be replicated in any future clinical trials that we undertake, or that any such results will be sufficient to secure approval in Europe.

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

■
HIPAA. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program (including private payors) or making false or fraudulent statements relating to healthcare matters. Similar to the federal AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Additionally, HIPAA, as amended by HITECH and its implementing regulations, also imposes obligations on covered entities and their business associates, including mandatory contractual terms and technical safeguards, with respect to maintaining the privacy, security and transmission of individually identifiable health information.

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

Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our arrangements with physicians and other healthcare providers, some of whom may receive stock options as compensation for services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm and the curtailment or restructuring of our operations. Defending against any such actions can be costly and time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

We maintain compliance programs related to our clinical trials through our clinical operations and development personnel working with our finance and legal groups’ support. Our clinical trial vendors are required to monitor and report to us the possible remedial action required for the conduct of clinical studies, and we are obliged to take the appropriate action. We also monitor clinical trial vendors through our regulatory and quality assurance staff and service providers. However, we cannot assure you that our programs and personnel will timely and fully discover any fraud or abuse that may occur in connection with our clinical trials. Such fraud or abuse, if it occurs, could have a material adverse effect on our research, development, and commercialization activities and results.

Our reliance on third-party suppliers, including single-source suppliers and a limited number of options for alternate sources for our product candidates, including our Glucagon Rescue Pen, could harm our ability to develop our product candidates or to commercialize any product candidates that are approved.

We do not currently own or operate manufacturing facilities for the production of any of our product candidates, including our Glucagon Rescue Pen. We rely on third-party suppliers to manufacture and supply our products. We currently rely on a number of single-source suppliers, such as Bachem Americas, Inc., or Bachem, for active pharmaceutical ingredient ("API"), Pyramid Laboratories Inc., or Pyramid, for drug product and SHL Pharma, LLC, or SHL Pharma, for auto-injector and final product assembly. We have entered into supply agreements with Bachem, Pyramid and SHL Pharma and a joint development agreement with SHL Pharma. Because we have contracts in place with some but not all of our third-party suppliers, our suppliers may not be required to provide us with any guaranteed minimum production levels or have dedicated capacity for our products. As a result, there can be no assurances that we will be able to obtain sufficient quantities of key materials or products in the future, which could have a material adverse effect on our business.

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

■	we may not be able to find new or alternative sources or reconfigure our products and manufacturing processes in a timely manner if a necessary raw material or components becomes unavailable; and
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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. New patent reform legislation in the United States, including the Leahy-Smith America Invents Act, or the America Invents Act, signed into law in September 2011, could increase those uncertainties and costs. The America Invents Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefining prior art and providing more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the America Invents Act has reformed the United States patent law in part by changing the U.S. patent system from a “first to invent” system to a “first inventor to file” system. The first inventor to file provision, however, only became effective on March 16, 2013, so it is still not yet clear what, if any, impact the America Invents Act will have on the operations of our business. The America Invents Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.
Further, the America Invents Act created new procedures to challenge the validity of issued patents in the United States, including post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents. For a patent with an effective filing date of March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent has an effective filing date prior to March 16, 2013. A petition for inter partes review can be filed after the nine month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise an invalidity challenge based on published prior art and patents. In these adversarial actions, the USPTO reviews patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts and uses a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that we will be successful in defending the patent, which would result in a loss of the challenged patent right to us. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

We may face liability claims related to the use or misuse of our product candidates and, if approved, our products. These claims may be expensive to defend and may result in large judgments against us. During the course of treatment, patients using our product candidates could suffer adverse medical effects for reasons that may or may not be related to our product candidates. We will face even greater risks upon any commercialization by us of our product candidates. Any of these events could result in a claim of liability. Any such claims against us, regardless of their merit, could result in significant costs to defend or awards against us that could materially harm our business, financial condition or results of operations. In addition, any such claims against us could result in a distraction to management, decreased demand for our products, an adverse effect on our public reputation, and/or difficulties in commercializing our products. To date, we have not received notice of any product liability claims against us. We maintain total product liability insurance coverage of $5.0 million.
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

We are dependent upon the continued services of key members of our executive management and a limited number of key advisors and personnel. In particular, we are highly dependent on the skills and leadership of our executive management team, including Paul Edick, our Chief Executive Officer, Barry Deutsch, our Chief Financial Officer, Steven Prestrelski, our Chief Scientific Officer and Co-Founder, John Shannon, our Chief Operating Officer, Ken Johnson, our Senior Vice President, Clinical Development, Regulatory, Quality Assurance and Medical Affairs, Beth Hecht, our General Counsel and Corporate Secretary, and Allison Wey, our Senior Vice President, Investor Relations and Corporate Communications. The loss of any one of these individuals could disrupt our operations or our strategic plans. Our industry has experienced a high rate of turnover of management personnel in recent years. Any of our personnel may terminate their employment at will. If we lose one or more of our executive officers or other key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully.

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

As of September 30, 2018, we had 70 employees. As our product candidates continue to progress toward potential approval and commercialization, we anticipate the need to hire additional employees as required to add depth and specialized expertise to our team. This growth could place a strain on our administrative and operational infrastructure. If the product candidates that we are developing continue to advance in clinical trials, we will need to expand our development, regulatory, manufacturing, quality, compliance, recordkeeping, information technology, training, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to develop additional relationships with various collaborators, CROs, suppliers, manufacturers and other organizations. We may not be able to establish such relationships or may incur significant costs to do

so. Our ability to manage our growth will also require us to continue to improve our operational, financial and management controls, reporting systems and procedures, and other compliance programs and processes, which will further increase our operating costs. Failure to manage our growth effectively could cause us to over-invest or under-invest in infrastructure, and result in losses or weaknesses in our infrastructure, which could adversely affect us. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to monitor our suppliers carefully for quality assurance, and our business could suffer.

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

As a result of being a public company, we will continue to incur significant additional costs which may adversely affect our operating results and financial condition.

We expect to continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC and The Nasdaq Global Select Market. These rules and regulations have increased our accounting, legal and financial compliance costs and make some activities more time-consuming and costly. In addition, we will continue to incur additional costs associated with our public company reporting requirements and we expect those costs to continue to increase in the future. For example, we are required to devote significant resources to complete the assessment and documentation of our internal control system and financial process under Section 404 of the Sarbanes-Oxley Act, including an assessment of the design of our information systems associated with our internal controls.

Prior to our IPO, we had never conducted a review of our internal control for the purpose of providing the reports required by these rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to timely file accurate quarterly and annual reports with the SEC under the Securities Exchange Act of 1934, or the Exchange Act, as amended. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Select Market or other adverse consequences. We will incur significant costs to remediate any material weaknesses we identify through these efforts. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Risks Related to Our Common Stock

An active trading market for our common stock may not develop or be sustained.

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

The trading price of our common stock may be highly volatile and could be subject to large fluctuations in response to the risk factors discussed in this section, and others beyond our control, including:

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

As a trading market for our common stock develops, the trading market will be influenced by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, the analysts who publish information about our common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. If any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of our company or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Based upon shares outstanding as of September 30, 2018, we estimate that our executive officers, directors, and current 5% or greater stockholders and affiliated entities will together beneficially own approximately 50% of our common stock outstanding. These stockholders may in some instances exercise their influence in ways that you do not believe are in your best interests as a stockholder. Some of these persons or entities may have interests different than yours. In particular, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because some investors perceive disadvantages in owning stock in companies with concentrated equity ownership.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of September 30, 2018, stockholders holding approximately 14,305,339 shares of our common stock were subject to restrictions on their ability to sell their shares, including as a result of the lock-up agreements entered into with the underwriters for our IPO. The underwriters may, in their sole discretion and without notice, release all or any portion of the shares from these lock-up arrangements, and the lock-up agreements are subject to certain exceptions. If one or more stockholders were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.

In addition, holders of an aggregate of approximately 11,837,073 shares of our common stock will be entitled, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of September 30, 2018 there were 2,753,208 shares subject to outstanding options granted under our equity incentive plans that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements described above and Rules 144 and 701 under the Securities Act of 1933, as amended (the "Securities Act"). We have registered the shares of common stock issuable upon exercise of these options under a Registration Statement on Form S-8. We have also registered all 1,822,000 shares of common stock that we may issue under our 2018 Stock Option and Incentive Plan and 193,000 shares of common stock we may issue under our 2018 Employee Stock Purchase Plan. These shares can be freely sold in the public market upon issuance and once vested, subject to the 180-day lock-up periods under the lock-up agreements described above.

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

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of or based on a fiduciary duty owed by any of our directors, officers and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. In addition, our amended and restated bylaws further provide that the United States District Court for the Northern District of Illinois will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions. We have chosen the United States District Court for the Northern District of Illinois as the exclusive forum for such causes of action because our principal executive offices are located in Chicago, Illinois. Some companies that have adopted similar federal district court forum selection provisions are currently subject to a suit in the Court of Chancery of the State of Delaware brought by stockholders who assert that the federal district court forum selection provision is not enforceable. We recognize that the federal district court forum selection clause may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the state of Illinois. Additionally, this choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in these courts could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the states in which these courts are located. Such courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if the federal district court forum selection provision is found inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have an adverse effect on our business, financial condition or results of operations. The United States District Court for the Northern District of Illinois may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during the three months ended September 30, 2018, that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the U.S. Securities and Exchange Commission, under which exemption from registration was claimed.

Issuances of securities

In September 2018, the Company drew down $15.0 million from the second tranche of a Loan and Security Agreement with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB. In connection with the draw down of the second tranche, pursuant to the terms of the Loan and Security Agreement, we granted Oxford and SVB warrants for the purchase of 40,292 shares of our common stock at an exercise price of $11.17 per share. The warrants are exercisable for seven years from the date of issuance.

No underwriters were involved in the foregoing issuance of securities. The securities described in this section were issued to two investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. Oxford and SVB represented to us in connection with the issuance of the warrants that they are accredited investors and were acquiring the securities for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. Oxford and SVB received written disclosures that the securities and the common stock issuable upon the exercise of such securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the three months ended September 30, 2018.

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

We received aggregate net proceeds from the offering of approximately $89.0 million, after deducting underwriting discounts and commissions as well as other offering expenses. As of September 30, 2018, we have invested proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus filed with the U.S. Securities and Exchange Commission pursuant to Rule 424(b) on June 21, 2018 under the Securities Act.

In addition, we have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer or any of their associates, to any person owning 10 percent or more of our common stock, or to any affiliate.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

XERIS PHARMACEUTICALS, INC.
FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

10.1+	Product Supply Agreement by and between SHL Pharma, LLC and the Registrant, dated August 1, 2018.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Xeris Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations and Comprehensive Loss, (iii) the Condensed Statements of Cash Flows and (iv) Notes to Unaudited Condensed Financial Statements.

+
Portions of this exhibit (indicated by asterisks) have been omitted pursuant to confidential treatment order, and this exhibit has been submitted separately to the U.S. Securities and Exchange Commission.

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

Date: November 8, 2018	Xeris Pharmaceuticals, Inc.

/s/ Paul R. Edick
Paul R. Edick
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

/s/ Barry M. Deutsch
Barry M. Deutsch
Chief Financial Officer
(Principal Financial Officer)