Form 10-Q
period 2019-03-31
XERIS PHARMACEUTICALS INC
filed 2019-05-09
CIK 1346302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
_____________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-38536
_____________________

XERIS PHARMACEUTICALS, INC.

(Exact Name of the Registrant as Specified in Its Charter)
_____________________

Delaware	20-3352427
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

180 N. LaSalle Street, Suite 1600 Chicago, Illinois	60601
(Address of Principal Executive Offices)	(Zip Code)

(844) 445-5704
(Registrant's Telephone Number, Including Area Code)
_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☑     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	XERS	The Nasdaq Global Select Market

As of April 30, 2019, the registrant had 26,940,229 shares of common stock, par value $0.0001 per share, outstanding.

XERIS PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XERIS PHARMACEUTICALS, INC.
Condensed Balance Sheets
(in thousands, except share and par value)

	March 31, 2019	December 31, 2018

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,984	$45,716
Short-term investments	85,687	66,917
Accounts receivable, net	3,628	2,869
Prepaid expenses and other current assets	2,146	2,397
Total current assets	153,445	117,899
Property and equipment, net	7,430	2,034
Other assets	95	95
Total assets	$160,970	$120,028

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,408	$866
Accrued expenses	11,482	8,214
Warrant liabilities	295	860
Deferred grant awards	221	232
Total current liabilities	13,406	10,172
Long-term debt, net of unamortized deferred costs	32,141	31,890
Other long-term liabilities	8,323	2,560
Total liabilities	53,870	44,622

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock—par value $0.0001, 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Common stock—par value $0.0001, 150,000,000 shares authorized as of March 31, 2019 and December 31, 2018, respectively; 26,880,209 and 20,808,366 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	3	2
Additional paid in capital	253,040	196,121
Accumulated deficit	(145,942)	(120,665)
Accumulated other comprehensive loss	(1)	(52)
Total stockholders’ equity	107,100	75,406
Total liabilities and stockholders’ equity	$160,970	$120,028
The accompanying notes are an integral part of the condensed financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data; unaudited)

	Three Months Ended March 31,
	2019	2018
Grant income	$215	$210
Service revenue	33	53
Cost of revenue	—	42
Gross profit	248	221
Operating expenses:
Research and development	13,167	8,712
Selling, general and administrative	12,518	3,239
Expense from operations	25,685	11,951
Loss from operations	(25,437)	(11,730)
Other income (expense):
Interest income	671	96
Interest expense	(1,063)	(191)
Change in fair market value of warrants	552	(82)
Total other income (expense)	160	(177)
Net loss	$(25,277)	$(11,907)

Other comprehensive loss, net of tax:
Unrealized gains on short-term investments	51	—
Comprehensive loss	$(25,226)	$(11,907)

Net loss per common share - basic and diluted	$(1.07)	$(5.49)

Weighted average common shares outstanding, basic and diluted	23,561,193	2,169,576
The accompanying notes are an integral part of the condensed financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data; unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2017	2,159,068	$1	$2,754	$—	$(60,585)	$(57,830)
Net loss	—	—	—	—	(11,907)	(11,907)
Exercise and vesting of stock-based awards	39,510	—	51	—	—	51
Stock-based compensation	—	—	244	—	—	244
Balance, March 31, 2018	2,198,578	$1	$3,049	$—	$(72,492)	$(69,442)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2018	20,808,366	$2	$196,121	$(52)	$(120,665)	$75,406
Net loss	—	—	—	—	(25,277)	(25,277)
Issuance of common stock upon public offering, net of cost of $4,338	5,996,775	1	55,631	—	—	55,632
Exercise and vesting of stock-based awards	72,797	—	128	—	—	128
Exercise of warrants	2,271	—	13	—	—	13
Stock-based compensation	—	—	1,147	—	—	1,147
Other comprehensive gain	—	—	—	51	—	51
Balance, March 31, 2019	26,880,209	$3	$253,040	$(1)	$(145,942)	$107,100
The accompanying notes are an integral part of the condensed financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Statements of Cash Flows
(in thousands; unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(25,277)	$(11,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134	63
Amortization of short-term investments	(194)	—
Amortization of debt issuance costs	251	40
Stock-based compensation	1,147	244
Change in fair value of warrants	(552)	82
Changes in operating assets and liabilities:
Accounts receivable	(31)	912
Prepaid expenses and other current assets	251	(629)
Other assets	—	67
Accounts payable	542	(1,130)
Accrued expenses	2,452	4,402
Deferred grant awards	(11)	51
Deferred rent	102	—
Other liabilities	32	—
Net cash used in operating activities	(21,154)	(7,805)
Cash flows from investing activities:
Purchases of property and equipment	(200)	(333)
Purchases of short-term investments	(37,815)	—
Sales and maturities of short-term investments	19,290	—
Net cash used in investing activities	(18,725)	(333)
Cash flows from financing activities:
Proceeds from the issuance of common stock from public offering	59,969	—
Payments of public offering costs	(3,894)	—
Proceeds from sale of Series C Preferred Stock	—	4,438
Payments of Series C Preferred Stock offering costs	—	(24)
Proceeds from issuance of long-term debt	—	20,000
Payments of debt issuance costs	—	(238)
Proceeds from exercise of stock awards	72	27
Net cash provided by financing activities	56,147	24,203
Increase in cash and cash equivalents	16,268	16,065
Cash and cash equivalents, beginning of period	45,716	42,045
Cash and cash equivalents, end of period	$61,984	$58,110

Supplemental schedule of cash flow information:
Cash paid for interest	$533	$5

Supplemental schedule of non-cash investing and financing activities:
Tenant improvements	$5,508	$—
Accrued debt issuance costs	$2,325	$1,425
Deferred public offering costs within accrued expenses	$444	$582
Allocation of debt costs to warrants	$—	$326
Vesting of early exercised awards	$56	$24
The accompanying notes are an integral part of the condensed financial statements.

XERIS PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
March 31, 2019
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

Since its inception, the Company has devoted substantially all of its efforts to research and development, regulatory and technical activities. The Company has financed its operations through the issuance of its common stock, convertible preferred stock and other equity instruments, debt financing and grant funding from the National Institutes of Health ("NIH") and other philanthropic organizations.

The Company has not generated any revenue from product sales. The Company has incurred operating losses since inception and has an accumulated deficit of $145.9 million as of March 31, 2019. The Company expects to continue to incur net losses for the next several years. Based on the Company’s current operating plans and existing working capital at March 31, 2019, cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months. The Company is subject to a number of risks similar to other specialty pharmaceutical companies, including, but not limited to, successful development and commercialization of its drug candidates, the development of new technological innovations by its competitors, protection of intellectual property and market acceptance of the Company’s products.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in conformity with GAAP. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2019 and its results of operations and cash flows for the three months ended March 31, 2019 and 2018. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2018 included in the Company's Annual Report on Form 10-K filed with the SEC on March 6, 2019.

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

XERIS PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
March 31, 2019
(unaudited)

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

Net loss per common share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. For all periods presented, the outstanding shares of the preferred stock, warrants, and stock option awards have been excluded from the calculation because their effects would be anti-dilutive. Therefore, the weighted average common shares outstanding used to calculate both basic and diluted loss per common share are the same.

The following potentially dilutive securities (shown below in common stock equivalent shares) were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	March 31,
	2019	2018
Convertible preferred stock	—	11,837,073
Vested and unvested stock options	4,210,559	2,364,278
Restricted stock units	125,000	—
Warrants	96,999	73,651
	4,432,558	14,275,002

New accounting pronouncements

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases will be classified as either operating or finance leases under the new guidance. Operating leases will result in straight-line expense in the income statement, similar to current operating leases, and finance leases will result in more expense being recognized in the earlier years of the lease term, similar to current capital leases. As an emerging growth company, ASU 2016-02 will be effective for the Company starting with the quarter ending March 31, 2020. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on the financial statements and related disclosures; however, since the Company is a lessee to certain leases for property whose terms exceed twelve months, it expects to report assets and liabilities related to these leases on the financial statements that have not been previously reported once adopted.

XERIS PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
March 31, 2019
(unaudited)

Note 3. Reverse Stock Split and Public Stock Offerings

On June 8, 2018, the Company effectuated a 1-for-1.78112 reverse stock split of its outstanding common stock, which was approved by the Company’s board of directors on May 22, 2018 and by the Company’s stockholders on June 8, 2018. The reverse stock split resulted in an adjustment to the preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying financial statements and notes to financial statements give retroactive effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.0001 per share. Accordingly, the stockholders’ equity reflects the reverse stock split by reclassifying from common stock to additional paid in capital an amount equal to the par value of the decreased shares resulting from the reverse stock split.

On June 25, 2018, the Company closed the initial public offering ("IPO") of its common stock pursuant to a registration statement on Form S-1, as amended. The Company sold an aggregate of 6,555,000 shares of common stock under the registration statement at an IPO price of $15.00 per share, including 855,000 shares of common stock pursuant to the exercise of the underwriters’ option to purchase additional shares. Net proceeds from the IPO were $88.9 million, after deducting underwriting discounts and commissions, as well as other IPO expenses. Upon closing the IPO, all outstanding shares of the Company's Series A, B and C convertible preferred stock were converted into 11,837,073 shares of common stock.

On February 19, 2019, the Company completed a public offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company sold an aggregate of 5,996,775 shares of common stock at a price of $10.00 per share, including 116,775 shares of common stock pursuant to the exercise of the underwriters' option to purchase additional shares. Net proceeds from the public offering were approximately $55.6 million after deducting underwriting discounts and commissions, as well as other public offering expenses.

Note 4. Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	March 31, 2019	December 31, 2018

Accrued research costs	$4,743	$2,221
Accrued employee costs	2,127	4,326
Accrued marketing and selling costs	1,667	—
Accrued purchases of property and equipment	550	—
Accrued public offering costs	444	—
Accrued other costs	1,951	1,667
Accrued expenses	$11,482	$8,214

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

The interest rate under the Loan and Security Agreement is the thirty-day U.S. LIBOR rate plus 6.75%, which was approximately 9.24% as of March 31, 2019. Payments on the Loan and Security Agreement are interest only for the first 24 months, which can be extended by an additional twelve months if the third tranche is drawn. The total term of the loan is fifty-nine months, and the principal payments will begin in 24 months from the beginning of the term or, should the third tranche be drawn, 36 months from the beginning of the term.

XERIS PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
March 31, 2019
(unaudited)

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

The Loan and Security Agreement allows the Company to voluntarily prepay the outstanding amounts thereunder, but not less than $2.0 million of the outstanding principal at any time. Prior to April 1, 2020, the Company is subject to a prepayment penalty equal to 1.50% of the principal amount being prepaid. In the event the Company draws down the third tranche, the period subject to 1.50% prepayment is extended to April 1, 2021. No prepayment fee exists for prepayments made after April 1, 2020, or April 1, 2021 in the event the third tranche is issued. A final payment fee of 6.5% multiplied by the original principal amount of each tranche drawn is due upon the earlier to occur of the maturity date of the Loan and Security Agreement, the acceleration of the Loan and Security Agreement or prepayment of such borrowings. The Loan and Security Agreement includes a non-utilization fee of 2.0% multiplied by the principal amount of tranche three payable to Lenders in October 2019, if the Company elects not to draw the third tranche.

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

The components of debt are as follows:

(in thousands)	March 31, 2019	December 31, 2018

Term A Loan	$20,000	$20,000
Term B Loan	15,000	15,000
Less unamortized deferred costs	(2,859)	(3,110)
Long-term debt	$32,141	$31,890

The following table sets forth the Company’s future minimum principal payments (in thousands):

2019	$—
2020	9,000
2021	12,000
2022	12,000
2023	2,000
$35,000

The Company incurred total debt issuance costs of $3.7 million, which are reflected as a direct reduction to the term loan balance and are being amortized into interest expense over the life of the loan using the effective interest method. For the three months ended March 31, 2019 and 2018, the Company recognized interest expense of $1.1 million and $0.2 million, respectively, of which $251,000 and $40,000, respectively, was related to the amortization of debt issuance costs.

XERIS PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
March 31, 2019
(unaudited)

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

Note 7. Warrants

In 2014 the Company issued 19,931 warrants (“2014 Warrants”) to certain investors. The 2014 Warrants allow each holder to purchase one share of common stock for $5.912. There have been 16,944 2014 Warrants exercised, and 2,987 2014 Warrants remain outstanding as of March 31, 2019.

As part of the Loan and Security Agreement discussed in Note 5, "Long-term Debt," in the notes to unaudited condensed financial statements, the Lenders receive warrants equal to 3.0% of the principal borrowing amounts concurrent with the borrowing. The warrants represent a right for the lender to purchase shares of the Company’s common stock at an initial exercise price of $11.169 per share. The Company issued 53,720 warrants ("Term A Warrants") upon the drawdown of the Term A Loan in February 2018, and the Company issued 40,292 warrants ("Term B Warrants") upon the drawdown of the Term B Loan in September 2018. There have been no exercises of Term A Warrants or Term B Warrants, and as such all 53,720 warrants and 40,292 warrants, respectively, were outstanding as of March 31, 2019.

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

The Company recognized a gain of $72,000, $274,000 and $206,000 upon the change in fair value of the warrants during the three months ended March 31, 2019 related to the 2014 Warrants, the Term A Warrants and the Term B Warrants, respectively. The Company recognized a loss of $(45,000) and $(37,000) upon the change in fair value of the warrants during the three months ended March 31, 2018 related to the 2014 Warrants and the Term A Warrants, respectively.

As of March 31, 2019, the following warrants were outstanding:

	Outstanding Warrants	Exercise Price per Warrant	Expiration Date

2014 Warrants	2,987	$5.912	August 2020
Term A Warrants	53,720	$11.169	February 2025
Term B Warrants	40,292	$11.169	September 2025
	96,999

Note 8. Commitments and Contingencies

Commitments

The Company has non-cancellable operating leases for office space, which expire at various times through 2031. The non-cancellable office lease agreements provide for monthly lease payments, which increase during the term of each lease agreement.

XERIS PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
March 31, 2019
(unaudited)

In the first quarter of 2018, the Company signed a lease for office space in Chicago, Illinois. In the fourth quarter of 2018, the Company signed an amendment to this lease to occupy additional space and relocated from its existing premises to this additional space in March 2019. The future minimum lease payments of the amended lease are approximately $0 in 2019, $746,000 in 2020, $1,095,000 in 2021, $1,125,000 in 2022, $1,156,000 in 2023, and $9,747,000 in 2024 and thereafter.

Total rent expense under these operating leases was approximately $487,000 and $191,000 for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, we had unused letters of credit of $1,083,000 that are primarily used to secure leases.

Note 9. Stock Compensation Plan

In 2011 the Company adopted the 2011 Stock Option Issuance Plan (“2011 Plan”) and subsequently amended it to authorize the Board of Directors to issue up to 4,714,982 incentive grant and non-statutory awards.

The 2018 Stock Option and Incentive Plan ("2018 Plan") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to award up to 1,822,000 shares of common stock. This plan became effective on the date immediately prior to the effectiveness of the Company's IPO registration statement. The 2018 Plan replaced the 2011 Plan as the Board of Directors determined not to make additional awards under the 2011 Plan following the closing of the IPO, which occurred in June 2018. The 2018 Plan allows the compensation committee to make equity-based and cash-based incentive awards to the Company's officers, employees, directors and other key persons (including consultants).

The 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. On January 1, 2019, the number of shares of common stock available for issuance under the 2018 Plan was automatically increased by 835,728 shares. As of March 31, 2019, there were approximately 840,000 shares of common stock available for future issuance under the 2018 Plan.

The 2018 Employee Stock Purchase Plan ("ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to award up to 193,000 shares of common stock to participating employees. This plan became effective on the date immediately prior to the effectiveness of the Company's IPO registration statement. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31; (ii) 386,000 shares or (iii) such lesser number of shares as determined by the ESPP administrator. On January 1, 2019, the number of shares of common stock available for issuance under the ESPP increased by 208,932 shares. As of March 31, 2019, there were 401,932 shares available for issuance under the ESPP. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

The Equity Inducement Plan ("Inducement Plan"), was adopted by the Board of Directors in February 2019. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company intends to use this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercial launch of the Gvoke HypoPen and the expansion of the Company generally. The Company has initially reserved 750,000 shares of common stock for the issuance of awards under the Inducement Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. As of March 31, 2019, there were 585,000 shares of common stock available for future issuance under the Inducement Plan.

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

XERIS PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
March 31, 2019
(unaudited)

The risk-free interest rate for periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected stock price volatility assumption is based on the historical volatilities of a peer group of publicly traded companies as well as the historical volatility of the Company's common stock since the Company began trading subsequent to its IPO in June 2018 over the period corresponding to the expected life as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of the Company’s ordinary shares as of the grant date. The Company uses historical data to estimate option exercises and employee terminations within the valuation model.

The fair value of stock options granted was estimated with the following weighted average assumptions:

	Three Months Ended March 31,
	2019	2018
Expected term (years)	6.0	6.06
Risk-free interest rate	2.27%	2.66%
Expected volatility	60.63%	58.57%
Expected dividends	—	—

Stock option activity for employee awards under the 2011 Plan, 2018 Plan and Inducement Plan for the three months ended March 31, 2019 was as follows:

	Units	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2019	3,127,308	$8.06	8.69
Granted	1,224,690	13.01
Exercised and vested	(72,446)	1.77
Forfeited	(84,534)	16.86
Outstanding - March 31, 2019	4,195,018	$9.41	8.91
Exercisable - March 31, 2019	2,256,303	$4.45	7.83
Vested and expected to vest at March 31, 2019	3,943,316	$9.48	8.91

The weighted average fair value of awards granted during the three months ended March 31, 2019 was $5.18 per share. The total intrinsic value of options exercised during the three months ended March 31, 2019 was $0.6 million. The aggregate intrinsic value of awards vested and expected to vest as of March 31, 2019 was $13.2 million.

The Company also granted stock options to non-employees under the 2011 Plan and 2018 Plan. These awards are marked to fair value at the end of each reporting period until they vest. Stock option activity for these awards for the three months ended March 31, 2019 was as follows:

	Units	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2019	3,392	$1.55	2.00
Granted	12,500	13.88
Exercised and vested	(351)	1.55
Outstanding - March 31, 2019	15,541	$11.47	9.69
Exercisable - March 31, 2019	0	$0.00	0.00
Vested and expected to vest at March 31, 2019	14,608	$11.47	9.69

XERIS PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
March 31, 2019
(unaudited)

The aggregate intrinsic value of awards vested and expected to vest at March 31, 2019 was $24,000. The aggregate intrinsic value of awards exercisable as of March 31, 2019 was $0. The company recognized expense associated with these awards of $4,000 and $7,000 for the three months ended March 31, 2019 and 2018, respectively.

Stock option activity for restricted stock unit ("RSU") awards for the three months ended March 31, 2019 was as follows:

	Units	Weighted Average Exercise Price
Unvested balance - January 1, 2019	0	$0.00
Granted	125,000	13.88
Unvested balance - March 31, 2019	125,000	$13.88

Restricted stock unit awards are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period). As of March 31, 2019 there was $0.5 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 3.8 years.

The following table summarizes the reporting of total stock-based compensation expense resulting from employee and non-employee stock options:

	Three Months Ended March 31,
(in thousands)	2019	2018
Research and development	$195	$121
Selling, general and administrative	952	123
Total stock-based compensation expense	$1,147	$244

At March 31, 2019, there was a total of $19.6 million of unrecognized compensation expense that is expected to be recognized over a weighted average period of 2.19 years.

Note 10. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified and disclosed in one of the following categories:

Level 1: Measured using unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

XERIS PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
March 31, 2019
(unaudited)

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2019 and December 31, 2018:

(in thousands)	Total as of March 31, 2019	Level 1	Level 2	Level 3

Current Assets
Cash and cash equivalents:
Money market funds	$61,984	$61,984	$—	$—

Short-term investments:
U.S. government securities	$10,593	$10,593	$—	$—
Corporate securities	53,178	—	53,178	—
Agency securities	11,363	—	11,363	—
Commercial paper	10,553	10,553	—	—
Total short-term investments	$85,687	$21,146	$64,541	$—

Other Current Liabilities
Warrant liabilities	$295	$—	$—	$295

(in thousands)	Total as of December 31, 2018	Level 1	Level 2	Level 3

Current Assets
Cash and cash equivalents:
Money market funds	$45,716	$45,716	$—	$—

Short-term investments:
U.S. government securities	$38,737	$38,737	$—	$—
Corporate securities	15,066	—	15,066	—
Agency securities	11,931	—	11,931	—
Commercial paper	1,183	1,183	—	—
Total short-term investments	$66,917	$39,920	$26,997	$—

Other Current Liabilities
Warrant liabilities	$860	$—	$—	$860

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

The Company has determined that the warrant liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the changes in the warrant liabilities:

(in thousands)
Balance at December 31, 2018	$860
Exercise of warrants	(13)
Change in fair market value of warrants	(552)
Balance at March 31, 2019	$295

XERIS PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
March 31, 2019
(unaudited)

There were no transfers between any of the levels of the fair value hierarchy during the three months ended March 31, 2019.

Note 11. Short-Term Investments

The Company classifies its investments in debt securities as short-term investments and available-for-sale. Debt securities are comprised of highly liquid investments with minimum “A” rated securities and, as of March 31, 2019 consist of U.S. Treasury and agency bonds and corporate entity commercial paper and securities with maturities of more than three months but less than one year at the date of purchase. Debt securities as of March 31, 2019 have an average maturity of 0.36 years. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive loss in the condensed balance sheets. Any differences between the cost and fair value of investments are represented by unrealized gains or losses. Refer to Note 10, "Fair Value Measurements," of the notes to unaudited condensed financial statements for information related to the fair value measurements and valuation methods utilized.

The following table represents the Company’s available-for-sale short-term investments by major security type as of March 31, 2019:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Total Fair Value

Short-term investments:
Agency securities	$11,350	$13	$11,363
Commercial paper	10,553	—	10,553
Corporate securities	53,155	23	53,178
U.S. government securities	10,578	15	10,593
Total short-term investments	$85,636	$51	$85,687

The Company reviews available-for-sale investments for other-than-temporary impairment loss quarterly. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the quarter ended March 31, 2019, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements for Forward-Looking Information

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements and the notes to those financial statements included in the Annual Report on Form 10-K filed on March 6, 2019 with the U.S. Securities and Exchange Commission. In addition to financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "will," "would," "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and terms of similar meaning are also generally intended to identify forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including, without limitation, the regulatory approval of our product candidates, our ability to market and sell our products, if approved, and other factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statements contained herein speak only as of the date hereof, and Xeris expressly disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Unless otherwise indicated, references to "Xeris," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Xeris Pharmaceuticals, Inc.
We are a specialty pharmaceutical company leveraging our novel non-aqueous formulation technology platforms, XeriSol and XeriJect, to develop and commercialize ready-to-use, injectable and infusible drug formulations. We have developed a ready-to-use, room-temperature stable liquid glucagon formulation that, unlike any currently available products, can be administered without any preparation or reconstitution. Our lead product candidate, Gvoke HypoPen, delivers ready-to-use glucagon via a commercially-available auto-injector for the treatment of severe hypoglycemia, a potentially life-threatening condition, in people with diabetes. We have completed three Phase 3 clinical trials for our Gvoke HypoPen and submitted a New Drug Application, or NDA, to the U.S. Food & Drug Administration, or the FDA, in August 2018. The FDA set June 10, 2019 as the Prescription Drug User Fee Act, or PDUFA, action goal date for our NDA. If our NDA is approved at that time, we believe we will have the first ready-to-use, room-temperature stable liquid glucagon formulation that can be administered without any preparation or reconstitution. Additionally, through our interactions with the European Medicines Agency, or EMA, regarding our development path in Europe, we finalized our regulatory plan and are conducting a requisite Phase 3 pivotal trial to support our European Marketing Authority Application, or MAA. We also are applying our novel ready-to-use, room-temperature stable liquid glucagon formulation for the management of hypoglycemia associated with additional intermittent and chronic conditions with significant unmet medical need. In addition, we are applying our technology platforms to convert other commercially-available drugs into ready-to-use, room-temperature stable liquid formulations to address the needs in multiple therapeutic areas and conditions, including epilepsy and diabetes.

We have begun building out our commercial organization, including individuals in operations and marketing, in preparation for a commercial launch of the Gvoke HypoPen in the United States in the second half of 2019. Outside the United States we plan to pursue development and commercialization partnerships. We currently contract with third parties for the manufacture, assembly, testing, packaging, storage and distribution of our products.

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

We have funded our operations to date primarily with proceeds from the sale of preferred and common stock, bank financings and grant awards received from the National Institutes of Health ("NIH") and other philanthropic organizations. In particular, we have received cash proceeds of $104.9 million from sales of our preferred stock, $98.3 million from our June 2018 initial public offering ("IPO") of our common stock, $35.0 million from drawdowns of the Loan and Security Agreement, $10.6 million from grant awards from the NIH and other philanthropic organizations, and $60.0 million from our February 2019 public offering. In the February 2019 public offering, we sold an aggregate of 5,996,775 shares of our common stock at a price of $10.00 per share, including 116,775 shares sold pursuant to the underwriters’ option to purchase additional shares of common stock. Net proceeds were approximately $55.6 million after deducting underwriting discounts and commissions as well as other public offering expenses. The Loan and Security Agreement includes an additional $10.0 million that will be available beginning upon approval of our Gvoke HypoPen NDA by the FDA until the earlier of September 30, 2019 or the 30th day following NDA approval by the FDA.

For the three months ended March 31, 2019 and 2018, our net loss was $25.3 million and $11.9 million, respectively. We have not been profitable since inception, and, as of March 31, 2019, our accumulated deficit was $145.9 million. In the near term, we expect to continue to incur significant expenses, operating losses and net losses as we:

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

Components of our Results of Operations

Revenue and Cost of Revenue

Grant income is derived from grants that we received from the NIH and other philanthropic organizations to help bring necessary drugs to the market place where there are currently unmet needs. As of March 31, 2019, we are eligible to receive $1.2 million in grants from the NIH and other philanthropic organizations that will help fund our ongoing clinical development for intermittent and chronic glucagon programs as well as our auto-injectable diazepam program for the treatment of epileptic seizures. These awards will be recognized as grant income when we have performed the services as outlined in the grant agreements.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development expenses as incurred. Research and development expenses that are paid in advance of performance are capitalized until services are provided or goods are delivered. Research and development expenses include:

■
manufacturing scale-up expenses, the cost of acquiring and manufacturing preclinical and clinical trial materials, including manufacturing validation batches, and manufacturing costs for the Gvoke HypoPen in advance of regulatory approval;

■	expenses incurred under agreements with contract research organizations, or CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;
■    employee-related expenses, which include salaries, benefits and stock-based compensation;
■    laboratory materials and supplies used to support our research activities;
■    allocated expenses for facility-related costs;
■    outsourced professional scientific development services; and
■    expenses relating to regulatory activities, including filing fees paid to regulatory agencies.

Research and development activities are central to our business model. We expect our research and development expenses to increase as we conduct new clinical trials, prepare regulatory filings for our product candidates, and add headcount to support these efforts. In particular, we expect research and development expenses to increase in the near term as we (i) complete development and registration of our Gvoke HypoPen in the United States and Europe; (ii) progress our intermittent and chronic glucagon programs for Post-Bariatric Hypoglycemia, Congenital Hyperinsulinism, Hypoglycemia-Associated Autonomic Failure, and Exercise-Induced Hypoglycemia; (iii) advance device development partnering efforts; (iv) continue clinical development for our ready-to-use diazepam rescue pen, including the initiation of a Phase 2 clinical trial; (v) conduct preclinical and clinical work for our Pramlintide-Insulin program; and (vi) continue to advance other pipeline candidates. Our research and development expenses may vary significantly over time due to uncertainties relating to the terms and timing of regulatory approvals and unexpected results of our clinical trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of compensation and related personnel costs and stock-based compensation, marketing and selling expenses, professional fees and facility costs not otherwise included in research and development. We expect selling and marketing costs to increase significantly as we prepare for the expected commercial launch of our Gvoke HypoPen in the United States, if approved, including the build out of a sales force in 2019.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018	$ Change

Grant income	$215	$210	$5
Service revenue	33	53	(20)
Cost of revenue	—	42	(42)
Gross profit	248	221	27

Operating expenses:
Research and development	13,167	8,712	4,455
Selling, general and administrative	12,518	3,239	9,279
Expense from operations	25,685	11,951	13,734
Loss from operations	(25,437)	(11,730)	(13,707)
Other income (expense):
Interest income	671	96	575
Interest expense	(1,063)	(191)	(872)
Change in fair market value of warrants	552	(82)	634
Total other income (expense)	160	(177)	337
Net loss	$(25,277)	$(11,907)	$(13,370)

Gross Profit

Gross profit slightly increased for the three-month period ended March 31, 2019 in comparison with the three-month period ended March 31, 2018 due to a greater level of grant-funded activities performed during the current period.

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018	$ Change

Clinical and preclinical studies	$4,525	$3,873	$652
Pharmaceutical process development	5,855	3,451	2,404
Compensation and related personnel costs	2,592	1,267	1,325
Stock-based compensation	195	121	74
Total research and development expenses	$13,167	$8,712	$4,455

The following table summarizes our research and development expenses by program for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018	$ Change

Gvoke HypoPen	$6,298	$5,090	$1,208
Other ready-to-use glucagon programs	2,293	997	1,296
Pipeline product programs	666	402	264
Overhead (personnel, facilities and other expenses)	3,910	2,223	1,687
Total research and development expenses	$13,167	$8,712	$4,455

Research and development expenses increased $4.5 million for the three months ended March 31, 2019 in comparison to the three months ended March 31, 2018. The increase was driven by manufacturing costs for the Gvoke HypoPen prior to FDA approval of $2.4 million, increased personnel expenses due to additional headcount and other employee-related costs of $1.4 million, and increased expenses associated with our clinical and preclinical trials of $0.7 million.

Selling, General and Administrative

Selling, general and administrative expenses increased $9.3 million for the three months ended March 31, 2019 in comparison to the three months ended March 31, 2018. The increase was primarily driven by increases in marketing and selling expenses of $4.4 million, an increase in compensation and related personnel costs of $3.5 million and stock-based compensation expense of $0.8 million due to additional headcount to support commercialization efforts of the Gvoke HypoPen, and increased administrative costs as a result of being a public company of $0.6 million.

Other Income (Expense)

For the three months ended March 31, 2019, interest expense increased $0.9 million in comparison to the three months ended March 31, 2018 as a result of increased average borrowing levels and higher interest rates. For the three months ended March 31, 2019, interest income increased $0.6 million in comparison to the three months ended March 31, 2018 as a result of an increase in cash equivalents and short-term investments related to net proceeds from public equity offerings and debt financings and higher interest rates. In addition, the change in fair market value of warrants increased by $0.6 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018. The fair market value of the warrants decreased as the change in fair market value of the common stock into which the warrants convert decreased since the previous period.

Liquidity and Capital Resources

Our primary uses of cash are to fund the development of our products, operating expenses and working capital requirements. Historically, we have funded our operations primarily through private placements of convertible preferred stock, issuance of common stock and debt, and grants awarded from the NIH and other philanthropic organizations. In June 2018, we completed our IPO of 6,555,000 shares of our common stock at a price of $15.00 per share for aggregate net proceeds of $88.9 million after deducting underwriting discounts and commissions as well as other public offering expenses. On February 19, 2019, we completed a public offering and sold an aggregate of 5,996,775 shares of common stock at a price of $10.00 per share, including 116,775 shares sold pursuant to the underwriters’ option to purchase additional shares of common stock. Net proceeds from the public offering were approximately $55.6 million after deducting underwriting discounts and commissions as well as other public offering expenses. As of March 31, 2019, we have $1.2 million in awarded unused grants that can be utilized to offset program costs for several of our intermittent and chronic glucagon programs as well as our diazepam program, in accordance with the grant agreements.

Capital Resources and Funding Requirements

We have incurred operating losses since inception, and we have an accumulated deficit of $145.9 million at March 31, 2019. We believe that our cash and cash equivalents and short-term investments, expected revenue from sales of our Gvoke HypoPen, and available borrowing under our loan facility of $10.0 million upon approval of our Gvoke HypoPen NDA by the FDA until the earlier of September 30, 2019 or the 30th day following NDA approval by the FDA will enable us to sustain operations and capital expenditure requirements through at least the first quarter of 2022. We expect to incur substantial additional expenditures in the near term to support our ongoing activities and the expected commercial launch of our Gvoke HypoPen. Additionally, we expect to incur additional costs as a result of operating as a public company. We expect to continue to incur net losses for the next several years. Our ability to fund our product development and clinical operations, including completion of our planned Phase 2 and Phase 3 clinical trials, as well as commercialization of our product candidates will depend on the amount and timing of cash received from planned financings. Our future capital requirements will depend on many factors, including:

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

Cash Flows

	Three Months Ended March 31,
(in thousands)	2019	2018

Net cash used in operating activities	$(21,154)	$(7,805)
Net cash used in investing activities	(18,725)	(333)
Net cash provided by financing activities	56,147	24,203
Increase in cash and cash equivalents	$16,268	$16,065

The increase in cash used in operating activities for the three-month period ended March 31, 2019 was primarily due to our net loss adjusted for non-cash charges primarily driven by increased spending in research and development and selling, general and administrative operating expenses. For a discussion regarding the increase in spending, refer to "Results of Operations" included in Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

The increase in cash used in investing activities for the three-month period ended March 31, 2019 was primarily due to purchases of short-term investments with a portion of the net proceeds from the public offering and purchase of property and equipment for the new office space.

The increase in cash provided by financing activities for the three-month period ended March 31, 2019 was primarily due to the net proceeds from the public offering of approximately $55.6 million, partially offset by net proceeds in the prior year of $19.8 million from the Loan and Security Agreement and $4.4 million from the sale of Series C Preferred Stock.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had unused letters of credit of $1,083,000 that are primarily used to secure leases.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed materially from those disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in every fiscal year since inception. For the three months ended March 31, 2019 and 2018, we reported a net loss of $25.3 million and $11.9 million, respectively. In addition, our accumulated deficit as of March 31, 2019 was $145.9 million. Substantially all our operating losses have resulted from costs incurred in connection with research and development of our product candidates and clinical and regulatory initiatives to obtain approvals for our product candidates.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and begin to sell, our product candidates. We do not expect to commercialize any of our product candidates before the second half of 2019, if ever. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

Failure to satisfy our current and future debt obligations under our Loan and Security Agreement could result in an event of default and, as a result, our lenders could accelerate all of the amounts due. Events of default include our failure to comply with customary affirmative covenants as well as our breach of customary negative covenants in the Loan and Security Agreement. Affirmative covenants include the maintenance of a minimum cash balance equal to the outstanding obligations plus $5.0 million in the event that we maintain one or more permitted accounts at other institutions. Negative covenants include prohibition on the payment of dividends and distributions, certain mergers and change of control events, and the occurrence of material adverse changes in the company’s business or its prospect of repayment of its obligations. In the event of an acceleration of amounts due under our Loan and Security Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness while still pursuing our current business strategy. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.

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

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRBs, at the sites where the IRBs are overseeing a trial, a data safety monitoring board overseeing the clinical trial at issue, or other regulatory authorities due to a number of factors, including:

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

We have received orphan drug designation from the FDA for four indications for our product candidates, which are our ready-to-use glucagon for Post-Bariatric Hypoglycemia, or PBH, and congenital hyperinsulinism, or CHI, and our ready-to-use diazepam for acute repetitive seizures and Dravet Syndrome. We have also received orphan drug designation from the EMA for Noninsulinoma Pancreatogenous Hypoglycaemia Syndrome, or NIPHS, which includes patients with PBH. We intend to pursue such designation for others in specific orphan indications in which there is an unmet medical need. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Although we intend to seek orphan drug designation for certain additional indications, we may never receive such designation. Moreover, obtaining orphan drug designation for one indication does not mean we will be able to obtain such designation for another indication.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. For a product that obtains orphan drug designation on the basis of a plausible hypothesis that it is clinically superior to the same drug that is already approved for the same indication, such as our diazepam for acute repetitive seizures or our ready-to-use glucagon for PBH, in order to obtain orphan drug exclusivity upon approval, clinical superiority of such product to this same drug that is already approved for the same orphan indication must be demonstrated. Orphan drug exclusivity means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similarly, the FDA can subsequently approve a drug with the same active moiety for the same condition during the exclusivity period if the FDA concludes that the later drug is clinically superior, meaning the later drug is safer, more effective or makes a major contribution to patient care. Even with respect to the indications for which we have received orphan designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus approval of our product candidates could be blocked for seven years if another company previously obtained approval and orphan drug exclusivity for the same drug and same condition. If we do obtain exclusive marketing rights in the United States, they may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of the relevant patients. Further, exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition, the same drugs can be approved for different indications and might then be used off-label in our approved indication, and different drugs for the same condition may already be approved and commercially available.

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

We currently do not have sufficient infrastructure for the sales, marketing or distribution of our product candidates, and the cost of establishing and maintaining such an organization may exceed the benefits of doing so. In order to commercialize our product candidates, we must expand our marketing, sales, distribution, managerial and other non-technical capabilities and/or make arrangements with third parties to perform these services. We intend to establish a sales force to market our Gvoke HypoPen in the United States if we obtain FDA approval. There are significant expenses and risks involved with establishing our own sales and marketing capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact the commercialization of our product candidates, including our Gvoke HypoPen. We are building out our commercial organization in anticipation of receiving marketing approval of our Gvoke HypoPen. If the expected commercial launch of our Gvoke HypoPen is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

We cannot be sure that we will be able to hire a sufficient number of sales representatives or that they will be effective at promoting our products that receive regulatory approval, if any. In addition, we will need to commit significant additional management and other resources to establish and grow our sales organization. We may not be able to achieve the necessary development and growth in a cost-

effective manner or realize a positive return on our investment. We will also have to compete with other companies to recruit, hire, train and retain sales and marketing personnel.

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

For example, Eli Lilly’s Glucagon Emergency Kit, or GEK, has 94% coverage, with unrestricted access across commercial, Medicare, Managed Medicaid and State Medicaid plans. Of our target patient population, approximately 50% are commercially-insured, one-third are covered by Medicare and approximately 15% are covered by Medicaid. However, as the healthcare industry consolidates, competition to provide products and services to industry participants has become more intense and may intensify as the potential purchasers of our products or third-party payors use their purchasing power to exert competitive pricing pressure. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our potential purchasers. If competitive forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to invest in and grow our business.

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

Our product candidates, including Gvoke HypoPen, are drug-device combination products that will be regulated under the drug regulations of the FDCA based on its primary mode of action as a drug. Third-party manufacturers may not be able to comply with the cGMP regulatory requirements applicable to drug-device combination products, including applicable provisions of the FDA’s drug cGMP regulations, device cGMP requirements embodied in the QSR or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs and QSRs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP and QSR requirements. Any failure to comply with cGMP or QSR requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our research and development activities and our ability to develop our product candidates and market our products following approval.

The FDA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with applicable cGMPs and QSRs. Contract manufacturers may face manufacturing or quality control problems causing drug substance or device component production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP or QSR requirements. Any failure to comply with cGMP or QSR requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our research and development activities and our ability to develop our product candidates and market our products following approval.

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

For example, we have numerous competitors in the severe hypoglycemia market, which currently include Eli Lilly’s Glucagon Emergency Kit and Novo Nordisk’s GlucaGen, and in the future may include a subcutaneous dasiglucagon auto-injector, being developed by Zealand Pharma, and an intranasal glucagon dry powder, being developed by Eli Lilly. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of severe hypoglycemia that compete directly or indirectly with our Gvoke HypoPen, if approved. For example, based on its public disclosures with regard to its submission of an NDA to the FDA for its intranasal glucagon in 2018, we believe Eli Lilly’s product candidate could receive marketing approval prior to or shortly after our PDUFA target action date. Competitors may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products, if approved, could be negatively affected and our results of operations could suffer.

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

We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. In order to market products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. The approval procedures vary among countries and may involve requirements for additional testing, and the time required to obtain approval may differ from country to country and from that required to obtain clearance or approval in the United States. In addition, with respect to our Gvoke HypoPen, we are engaged in ongoing interactions with European regulatory authorities regarding our development path in Europe. For our Gvoke HypoPen, because Eli Lilly’s Glucagon Emergency Kit is not approved in Europe, we have conducted an additional clinical trial comparing our Gvoke HypoPen to Novo Nordisk’s GlucaGen, in addition to our clinical trials involving Eli Lilly’s Glucagon Emergency Kit. Such requirements may increase our development expenses and delay our regulatory development plans for potential European approval of our Gvoke HypoPen. There can be no assurance that the results that we observed from our prior clinical trials for our Gvoke HypoPen will be replicated in our ongoing and any future clinical trials that we undertake, or that any such results will be sufficient to secure approval in Europe.

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

Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued they were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business are not yet known.

In addition, the Centers for Medicare & Medicaid Services, or CMS, has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization, or PA, and step therapy, or ST, for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs and change the definition of “negotiated prices”, and add a definition of “price concession” to the regulations. It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

We have conducted and may in the future conduct clinical trials in the European Union, or EU, subjection us to additional privacy restrictions. The collection and use of personal health data in the EU are governed by the provisions of the General Data Protection Regulation, or GDPR. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. As we expand our presence outside of the United States, we are required to dedicate additional resources to comply with laws and regulations in each new jurisdiction in which we are operating or plan to operate, and these laws may preclude us from developing, manufacturing, or selling certain drugs and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Where available, we will seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available and may refuse to grant extensions to our patents or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. Significant litigation regarding patent rights exists in our industry. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained or may in the future apply for and obtain patents that will prevent, limit or otherwise interfere with our ability to make and sell our products. Generally, we do not conduct independent reviews of patents issued to third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved, and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation. In the future, we may receive communications from various industry participants alleging our infringement of their patents, trade secrets, or other intellectual property rights and/or offering licenses to such intellectual property. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

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

As of March 31, 2019, we had 113 employees. As our product candidates continue to progress toward potential approval and commercialization, we anticipate the need to hire additional employees as required to add depth and specialized expertise to our team. This growth could place a strain on our administrative and operational infrastructure. If the product candidates that we are developing continue to advance in clinical trials, we will need to expand our development, regulatory, manufacturing, quality, compliance, recordkeeping, information technology, training, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to develop additional relationships with various collaborators, CROs, suppliers, manufacturers and other organizations. We may not be able to establish such relationships or may incur significant costs to do

so. Our ability to manage our growth will also require us to continue to improve our operational, financial and management controls, reporting systems and procedures, and other compliance programs and processes, which will further increase our operating costs. Failure to manage our growth effectively could cause us to over-invest or under-invest in infrastructure, and result in losses or weaknesses in our infrastructure, which could adversely affect us. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to monitor our suppliers carefully for quality assurance, and our business could suffer.

We may be required to maintain high levels of inventory, which could consume a significant amount of our resources and reduce our cash flows.

As a result of the need to maintain substantial levels of inventory due to single third-party sourcing and long lead-time to develop alternate third-party sources, we intend where feasible to carry a high level of inventory for strategic materials and products and are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

We are an “emerging growth company” and a "smaller reporting company," and the reduced disclosure requirements applicable to “emerging growth companies” and "smaller reporting companies" may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company,” (i) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) we will be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (iii) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iv) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

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

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In addition, we qualify as a “smaller reporting company,” which allows us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company” which would allow us to continue to take advantage of these exemptions.

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

As of December 31, 2018, the Company had federal net operating loss carryforwards of $108.8 million and various state net operating loss carryforwards of $35.6 million. If not utilized, the federal net operating losses produced on or before December 31, 2018 will expire at various dates between 2025 and 2038. Federal net operating losses produced on or after December 31, 2018, will be carried forward indefinitely. At December 31, 2018, the Company had $5.8 million and $0.2 million of federal and state income tax credits, respectively, to reduce future tax liabilities. If not utilized, these carryforwards will expire at various dates between 2025 and 2038. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Our existing net operating losses or credits may be subject to limitations arising from previous ownership changes, and if we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our net operating losses or credits could be further limited by Sections 382 and 383 of the Code. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits.

We do not anticipate paying any cash dividends in the foreseeable future, and accordingly, our stockholders' ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

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

■	require the approval of the holders of at least two-thirds of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws; and
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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This could discourage, delay or prevent someone from acquiring us or merging with us, whether or not it is desired by, or beneficial to, our stockholders. This could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in our stockholders' best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during the three months ended March 31, 2019, that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the U.S. Securities and Exchange Commission, under which exemption from registration was claimed.

Issuances of securities

None.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the three months ended March 31, 2019.

Use of Proceeds from Registered Securities

On June 25, 2018, we completed our initial public offering ("IPO") of 6,555,000 shares of our common stock at a price of $15.00 per share for an aggregate IPO price of $98.3 million, including 855,000 shares of our common stock pursuant to the exercise of the underwriters’ option to purchase additional shares. Jefferies LLC, Leerink Partners LLC, RBC Capital Markets, LLC and Mizuho Securities USA LLC served as the underwriters of the IPO. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-225191), which was declared effective by the SEC on June 20, 2018.

We received aggregate net proceeds from the IPO of $88.9 million, after deducting underwriting discounts and commissions as well as other IPO expenses. As of March 31, 2019, we have invested proceeds from the IPO in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus filed with the U.S. Securities and Exchange Commission pursuant to Rule 424(b) on June 21, 2018 under the Securities Act.

On February 19, 2019, we completed a public offering of 5,996,775 shares of common stock at a price of $10.00 per share for an aggregate public offering price of $60.0 million, including 116,775 shares sold pursuant to the underwriters’ option to purchase additional shares of common stock. Jefferies LLC, Leerink Partners LLC, RBC Capital Markets, LLC and Mizuho Securities USA LLC served as the underwriters of the public offering. The offer and sale of all of the shares in the public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-229600), which was declared effective by the SEC on February 13, 2019.

We received aggregate net proceeds from the public offering of approximately $55.6 million, after deducting underwriting discounts and commissions as well as other public offering expenses. As of March 31, 2019, we have invested proceeds from the public offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the public offering as described in the final prospectus filed with the U.S. Securities and Exchange Commission pursuant to Rule 424(b) on February 14, 2019 under the Securities Act.

In addition, we have not used any of the net proceeds from the IPO or public offering to make payments, directly or indirectly, to any director or officer or any of their associates, to any person owning 10 percent or more of our common stock, or to any affiliate.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

XERIS PHARMACEUTICALS, INC.
FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

10.1#	Consulting Agreement between the Registrant and Jonathan Rigby, dated March 26, 2019.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Xeris Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations and Comprehensive Loss, (iii) the Condensed Statements of Stockholders' Equity (Deficit), (iv) the Condensed Statements of Cash Flows and (v) Notes to Unaudited Condensed Financial Statements.

# Indicates a management contract or any compensatory plan, contract or arrangement

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

Xeris Pharmaceuticals, Inc.

Date: May 9, 2019	/s/ Paul R. Edick
Paul R. Edick
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 9, 2019	/s/ Barry M. Deutsch
Barry M. Deutsch
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)