Form 10-Q
period 2019-06-30
XERIS PHARMACEUTICALS INC
filed 2019-08-06
CIK 1346302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
_____________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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

Securities registered pursuant to Section 12(b) of the Act:
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

As of July 31, 2019, the registrant had 26,987,351 shares of common stock, par value $0.0001 per share, outstanding.

XERIS PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XERIS PHARMACEUTICALS, INC.
Condensed Balance Sheets
(in thousands, except share and par value)

	June 30, 2019	December 31, 2018

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,669	$45,716
Short-term investments	57,841	66,917
Accounts receivable, net	826	2,869
Prepaid expenses and other current assets	813	2,397
Total current assets	126,149	117,899
Property and equipment, net	7,677	2,034
Other assets	68	95
Total assets	$133,894	$120,028

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,840	$866
Accrued expenses	15,609	8,214
Current portion of long-term debt	3,000	—
Warrant liabilities	403	860
Deferred grant awards	156	232
Total current liabilities	21,008	10,172
Long-term debt, net of unamortized deferred costs	29,403	31,890
Other long-term liabilities	8,692	2,560
Total liabilities	59,103	44,622

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock—par value $0.0001, 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Common stock—par value $0.0001, 150,000,000 shares authorized as of June 30, 2019 and December 31, 2018, respectively; 26,934,673 and 20,808,366 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	3	2
Additional paid in capital	255,047	196,121
Accumulated deficit	(180,327)	(120,665)
Accumulated other comprehensive gain (loss)	68	(52)
Total stockholders’ equity	74,791	75,406
Total liabilities and stockholders’ equity	$133,894	$120,028
The accompanying notes are an integral part of the condensed financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Grant income	$314	$819	$529	$1,029
Service revenue	6	—	39	53
Cost of revenue	23	—	23	42
Gross profit	297	819	545	1,040
Operating expenses:
Research and development	19,333	8,677	32,500	17,389
Selling, general and administrative	15,024	4,499	27,542	7,738
Expense from operations	34,357	13,176	60,042	25,127
Loss from operations	(34,060)	(12,357)	(59,497)	(24,087)
Other income (expense):
Interest and other income	845	238	1,516	334
Interest expense	(1,062)	(562)	(2,125)	(753)
Change in fair value of warrants	(108)	(306)	444	(388)
Total other income (expense)	(325)	(630)	(165)	(807)
Net loss	$(34,385)	$(12,987)	$(59,662)	$(24,894)

Other comprehensive loss, net of tax:
Unrealized gains on short-term investments	69	—	120	—
Comprehensive loss	$(34,316)	$(12,987)	$(59,542)	$(24,894)

Net loss per common share - basic and diluted	$(1.28)	$(3.07)	$(2.36)	$(7.76)

Weighted average common shares outstanding, basic and diluted	26,889,398	4,231,054	25,234,489	3,205,998
The accompanying notes are an integral part of the condensed financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data; unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2017	2,159,068	$1	$2,754	$—	$(60,585)	$(57,830)
Net loss	—	—	—	—	(11,906)	(11,906)
Exercise and vesting of stock-based awards	39,510	—	51	—	—	51
Stock-based compensation	—	—	244	—	—	244
Balance, March 31, 2018	2,198,578	$1	$3,049	$—	$(72,491)	$(69,441)
Net loss	—	—	—	—	(12,987)	(12,987)
Issuance of common stock upon Initial Public Offering, net of cost of $9,323	6,555,000	—	89,002	—	—	89,002
Conversion of convertible preferred stock into common stock	11,837,073	1	102,292	—	—	102,293
Exercise and vesting of stock-based awards	97,806	—	109	—	—	109
Stock-based compensation	—	—	361	—	—	361
Balance, June 30, 2018	20,688,457	$2	$194,813	$—	$(85,478)	$109,337

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2018	20,808,366	$2	$196,121	$(52)	$(120,665)	$75,406
Net loss	—	—	—	—	(25,277)	(25,277)
Issuance of common stock upon public offering, net of cost of $4,338	5,996,775	1	55,631	—	—	55,632
Exercise and vesting of stock-based awards	72,797	—	128	—	—	128
Exercise of warrants	2,271	—	13	—	—	13
Stock-based compensation	—	—	1,147	—	—	1,147
Other comprehensive gain	—	—	—	51	—	51
Balance, March 31, 2019	26,880,209	$3	$253,040	$(1)	$(145,942)	$107,100
Net loss	—	—	—	—	(34,385)	(34,385)
Exercise and vesting of stock-based awards	30,235	—	70	—	—	70
Stock-based compensation	—	—	1,701	—	—	1,701
Issuance of common stock through employee stock purchase plan	24,229	—	236	—	—	236
Other comprehensive gain	—	—	—	69	—	69
Balance, June 30, 2019	26,934,673	$3	$255,047	$68	$(180,327)	$74,791
The accompanying notes are an integral part of the condensed financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Statements of Cash Flows
(in thousands; unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(59,662)	$(24,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	359	141
Amortization of short-term investments	(451)	—
Amortization of debt issuance costs	513	156
Stock-based compensation	2,848	605
Change in fair value of warrants	(444)	388
Changes in operating assets and liabilities:
Accounts receivable	2,043	134
Prepaid expenses and other current assets	1,584	(629)
Other assets	27	69
Accounts payable	974	(1,420)
Accrued expenses	7,571	3,261
Deferred grant awards	(76)	50
Deferred rent	492	112
Other liabilities	31	—
Net cash used by operating activities	(44,191)	(22,027)
Cash flows from investing activities:
Capital expenditures	(494)	(489)
Purchases of short-term investments	(46,260)	—
Sales and maturities of short-term investments	55,908	—
Net cash provided (used) by investing activities	9,154	(489)
Cash flows from financing activities:
Proceeds from Initial Public Offering	—	98,325
Payments for Initial Public Offering costs	—	(7,588)
Proceeds from the issuance of common stock from public offering	59,970	—
Payments of public offering costs	(4,338)	—
Proceeds from sale of Series C Preferred Stock	—	4,438
Payments of Series C Preferred Stock offering costs	—	(24)
Proceeds from issuance of long-term debt	—	20,000
Payments of debt issuance costs	—	(238)
Purchases from employee stock purchase plan	236	—
Proceeds from exercise of stock awards	122	86
Net cash provided by financing activities	55,990	114,999
Increase in cash and cash equivalents	20,953	92,483
Cash and cash equivalents, beginning of period	45,716	42,045
Cash and cash equivalents, end of period	$66,669	$134,528

Supplemental schedule of cash flow information:
Cash paid for interest	$1,638	$451

Supplemental schedule of non-cash investing and financing activities:
Tenant improvement allowance	$5,508	$—
Deferred Initial Public Offering costs within accrued expenses	$—	$1,735
Accrued debt issuance costs	$2,325	$1,425
Allocation of debt costs to warrants	$—	$326
Vesting of early exercised awards	$76	$75
The accompanying notes are an integral part of the condensed financial statements.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
June 30, 2019
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

The Company has not generated any revenue from product sales. The Company has incurred operating losses since inception and has an accumulated deficit of $180.3 million as of June 30, 2019. The Company expects to continue to incur net losses for the next several years. Based on the Company’s current operating plans and existing working capital at June 30, 2019, the Company believes cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months. The Company is subject to a number of risks similar to other specialty pharmaceutical companies, including, but not limited to, successful development and commercialization of its drug candidates, the development of new technological innovations by its competitors, protection of intellectual property and market acceptance of the Company’s products.

Basis of presentation

These condensed financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information, and with the instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements.

In the opinion of management, the accompanying financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position and its results of operations and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results that may be expected for any future period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2018 included in the Company's Annual Report on Form 10-K filed with the SEC on March 6, 2019.

Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
June 30, 2019
(unaudited)

Note 2. Summary of Significant Accounting Policies

Refer to the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the Company's accounting policies.

New accounting pronouncements

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases will be classified as either operating or finance leases under the new guidance. Operating leases will result in straight-line expense in the income statement, similar to current operating leases, and finance leases will result in more expense being recognized in the earlier years of the lease term, similar to current capital leases. As an emerging growth company, ASU 2016-02 will be effective for the Company on January 1, 2020. The Company is currently evaluating the impact the adoption of this new standard will have on the financial statements and related disclosures; however, since the Company is a lessee to certain leases for property whose terms exceed twelve months, it expects to report assets and liabilities related to these leases on the financial statements that have not been previously reported once adopted.

Note 3. Reverse Stock Split and Public Stock Offerings

On June 8, 2018, the Company effectuated a 1-for-1.78112 reverse stock split of its outstanding common stock, which was approved by the Company’s board of directors on May 22, 2018 and by the Company’s stockholders on June 8, 2018. The reverse stock split resulted in an adjustment to the then outstanding preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying condensed financial statements and related notes to condensed financial statements give retroactive effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.0001 per share. Accordingly, stockholders’ equity reflects the reverse stock split by reclassifying from common stock to additional paid in capital an amount equal to the par value of the decreased shares resulting from the reverse stock split.

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

On February 19, 2019, the Company completed a public offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company sold an aggregate of 5,996,775 shares of common stock at a price of $10.00 per share, including 116,775 shares of common stock pursuant to the exercise of the underwriters' option to purchase additional shares. Net proceeds from the public offering were $55.6 million after deducting underwriting discounts and commissions, as well as other public offering expenses.

Note 4. Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	June 30, 2019	December 31, 2018

Accrued research and development costs	$8,863	$2,221
Accrued employee costs	3,449	4,326
Accrued marketing and selling costs	2,395	—
Accrued other costs	902	1,667
Accrued expenses	$15,609	$8,214

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
June 30, 2019
(unaudited)

Note 5. Long-term Debt

Senior Secured Loan Facility

In February 2018, the Company entered into the Loan and Security Agreement that provides a senior secured loan facility of up to an aggregate principal amount of $45.0 million. The first tranche was $20.0 million and was drawn down in February 2018 ("Term A Loan"). The second tranche was $15.0 million and was drawn down in September 2018 ("Term B Loan"). The third tranche is $10.0 million and is available beginning upon approval of the Company’s GvokeTM New Drug Application ("NDA") by the U.S. Food & Drug Administration (”FDA”) until the earlier of September 30, 2019 or the 30th day following NDA approval by the FDA.

The interest rate under the Loan and Security Agreement is the thirty-day U.S. LIBOR rate plus 6.75%, which was 9.18% as of June 30, 2019. Payments on the Loan and Security Agreement are interest only for the first 24 months, which can be extended by an additional twelve months if the third tranche is drawn. The total term of the loan is fifty-nine months, and the principal payments will begin 24 months from the beginning of the term or, should the third tranche be drawn, 36 months from the beginning of the term.

Pursuant to the Loan and Security Agreement, the Company provided a first priority security interest in all existing and future-acquired assets, excluding intellectual property and certain other assets, owned by the Company. The Loan and Security Agreement contains a negative pledge on intellectual property owned by the Company. The Company also issued warrants to the Lenders to purchase common stock, which is further discussed in Note 7, "Warrants," of the notes to condensed financial statements.

The Loan and Security Agreement allows the Company to voluntarily prepay the outstanding amounts thereunder, but not less than $2.0 million of the outstanding principal at any time. Prior to April 1, 2020, the Company is subject to a prepayment penalty equal to 1.50% of the principal amount being prepaid. In the event the Company draws down the third tranche, the period subject to the 1.50% prepayment penalty is extended to April 1, 2021. No prepayment fee exists for prepayments made after April 1, 2020, or April 1, 2021 in the event the third tranche is issued. A final payment fee of 6.5% multiplied by the original principal amount of each tranche drawn is due upon the earlier to occur of the maturity date of the Loan and Security Agreement, the acceleration of the Loan and Security Agreement or prepayment of such borrowings and is recorded in other long-term liabilities on the condensed balance sheets. The Loan and Security Agreement includes a non-utilization fee of 2.0% multiplied by the principal amount of tranche three payable to Lenders in October 2019, if the Company elects not to draw the third tranche.

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

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
June 30, 2019
(unaudited)

The components of debt are as follows:

(in thousands)	June 30, 2019	December 31, 2018

Term A Loan	$20,000	$20,000
Term B Loan	15,000	15,000
Principal amount of long-term debt	35,000	35,000
Less: Current portion of long-term debt	(3,000)	—
Long-term debt, net of current position	32,000	35,000
Less: Unamortized deferred costs	(2,597)	(3,110)
Long-term debt, net of unamortized deferred costs	$29,403	$31,890

The following table sets forth the Company’s future minimum principal payments (in thousands):

2019	$—
2020	9,000
2021	12,000
2022	12,000
2023	2,000
$35,000

The Company incurred total debt issuance costs of $3.7 million, which are reflected as a direct reduction to the term loan balance and are being amortized into interest expense over the life of the loan using the effective interest method. For the three and six months ended June 30, 2019, the Company recognized interest expense of $1,062,000 and $2,125,000, respectively, of which $262,000 and $513,000, respectively, was related to the amortization of debt issuance costs. For the three and six months ended June 30, 2018, the Company recognized interest expense of $562,000 and $753,000, respectively, of which $116,000 and $156,000, respectively, was related to the amortization of debt issuance costs.

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

Note 7. Warrants

In 2014 the Company issued 19,931 warrants (“2014 Warrants”) to certain investors. The 2014 Warrants allow each holder to purchase one share of common stock for $5.912. There have been 16,944 2014 Warrants exercised, and 2,987 2014 Warrants remain outstanding as of June 30, 2019.

As part of the Loan and Security Agreement discussed in Note 5, "Long-term Debt," in the notes to condensed financial statements, the Lenders received warrants equal to 3.0% of the principal borrowing amounts concurrent with the borrowing. The warrants represent a right for the lender to purchase shares of the Company’s common stock at an exercise price of $11.169 per share. The Company issued

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
June 30, 2019
(unaudited)

53,720 warrants ("Term A Warrants") upon the drawdown of the Term A Loan in February 2018, and the Company issued 40,292 warrants ("Term B Warrants") upon the drawdown of the Term B Loan in September 2018. There have been no exercises of Term A Warrants or Term B Warrants, and as such all 53,720 warrants and 40,292 warrants, respectively, were outstanding as of June 30, 2019.

Because the warrants are a freestanding instrument, indexed to the Company's stock, they do not meet the criteria for equity classification. Therefore, warrants are liability classified and subject to remeasurement at each reporting period until they are exercised, expired, or otherwise settled.

The Company recognized losses of $(4,000), $(59,000) and $(45,000) due to the change in fair value of the warrants during the three months ended June 30, 2019 related to the 2014 Warrants, the Term A Warrants and the Term B Warrants, respectively. The Company recognized gains of $68,000, $215,000 and $161,000 due to the change in fair value of the warrants during the six months ended June 30, 2019 related to the 2014 Warrants, the Term A Warrants and the Term B Warrants, respectively. The Company recognized losses of $(133,000) and $(173,000) due to the change in fair value of the warrants during the three months ended June 30, 2018 related to the 2014 Warrants and the Term A Warrants, respectively. The Company recognized losses of $(178,000) and $(210,000) due to the change in fair value of the warrants during the six months ended June 30, 2018 related to the 2014 Warrants and the Term A Warrants, respectively.

As of June 30, 2019, the following warrants were outstanding:

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

In the first quarter of 2018, the Company signed a lease for office space in Chicago, Illinois. In the fourth quarter of 2018, the Company signed an amendment to this lease to occupy new space and relocated from its existing premises to this additional space in March 2019. The future minimum lease payments of the amended lease are approximately $0 in 2019, $746,000 in 2020, $1,095,000 in 2021, $1,125,000 in 2022, $1,156,000 in 2023, and $9,747,000 for 2024 and thereafter.

Total rent expense under these operating leases was approximately $556,000 and $229,000 for the three months ended June 30, 2019 and 2018, respectively, and $1,043,000 and $420,000 for the six months ended June 30, 2019 and 2018, respectively,

As of June 30, 2019, we had unused letters of credit of $1,083,000 which were issued primarily to secure leases.

Note 9. Stock Compensation Plan

In 2011, the Company adopted the 2011 Stock Option Issuance Plan (“2011 Plan”) and subsequently amended it to authorize the Board of Directors to grant up to 4,714,982 incentive stock option and non-qualified stock option awards.

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

The 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, by 4% of the outstanding number of shares of our common stock on the immediately preceding

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
June 30, 2019
(unaudited)

December 31, or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. On January 1, 2019, the number of shares of common stock available for issuance under the 2018 Plan was automatically increased by 835,728 shares. As of June 30, 2019, there were approximately 833,000 shares of common stock available for future issuance under the 2018 Plan.

The 2018 Employee Stock Purchase Plan ("ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to award up to 193,000 shares of common stock to participating employees. This plan became effective on the date immediately prior to the effectiveness of the Company's IPO registration statement. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31; (ii) 386,000 shares or (iii) such lesser number of shares as determined by the ESPP administrator. On January 1, 2019, the number of shares of common stock available for issuance under the ESPP increased by 208,932 shares. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. The first offering period for the ESPP began January 1, 2019 and ended June 30, 2019. As of June 30, 2019, there were approximately 378,000 shares available for issuance under the ESPP. For the six months ended June 30, 2019, the Company recognized expense of $128,000 related to the ESPP.

The Equity Inducement Plan ("Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company intends to use this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercial launch of Gvoke and the expansion of the Company generally. The Company has initially reserved 750,000 shares of common stock for the issuance of awards under the Inducement Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. As of June 30, 2019, there were approximately 452,000 shares of common stock available for future issuance under the Inducement Plan.

Stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards typically vest over either two years or four years from the grant date and expire ten years from the grant date.

The fair value of each option is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected stock price volatility assumption is based on the historical volatilities of a peer group of publicly traded companies as well as the historical volatility of the Company's common stock since the Company began trading subsequent to its IPO in June 2018 over the period corresponding to the expected life as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of the Company’s ordinary shares as of the grant date. The Company uses historical data to estimate employee terminations within the valuation model.

The fair value of stock options granted was estimated with the following weighted average assumptions:

	Six Months Ended June 30,
	2019	2018
Expected term (years)	6.0	6.0
Risk-free interest rate	1.76%	2.77%
Expected volatility	58.50%	63.22%
Expected dividends	—	—

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
June 30, 2019
(unaudited)

Stock option activity for employee awards under the 2011 Plan, 2018 Plan and Inducement Plan for the six months ended June 30, 2019 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2019	3,127,308	$8.06	8.69
Granted	1,391,380	12.49
Exercised and vested	(102,330)	1.78
Forfeited	(118,845)	11.99
Outstanding - June 30, 2019	4,297,513	$9.45	8.60
Exercisable - June 30, 2019	2,260,381	$4.63	7.40
Vested and expected to vest at June 30, 2019	4,039,662	$9.49	8.60

The weighted average fair value of awards granted to employees during the six months ended June 30, 2019 was $6.34 per share. The total intrinsic value of options exercised during the six months ended June 30, 2019 was $1.0 million. The aggregate intrinsic value of awards vested and expected to vest as of June 30, 2019 was $16.3 million.

The Company also granted stock options to non-employees under the 2011 Plan and 2018 Plan. These awards are marked to fair value at the end of each reporting period until they vest. Stock option activity for these awards for the six months ended June 30, 2019 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2019	3,392	$1.55	2.00
Granted	12,500	13.88
Exercised and vested	(702)	1.55
Outstanding - June 30, 2019	15,190	$11.70	8.25
Exercisable - June 30, 2019	0	$0.00	0.00
Vested and expected to vest at June 30, 2019	14,278	$11.70	8.25

The aggregate intrinsic value of non-employee awards vested and expected to vest at June 30, 2019 was $25,000. The aggregate intrinsic value of awards exercisable as of June 30, 2019 was $0. The company recognized expense associated with these awards of $4,000 and $50,000 for the three months ended June 30, 2019 and 2018, respectively. The company recognized expense associated with these awards of $8,000 and $57,000 for the six months ended June 30, 2019 and 2018, respectively.

Restricted stock unit ("RSU") awards for the six months ended June 30, 2019 were as follows:

Units
Unvested balance - January 1, 2019	0
Granted	125,000
Unvested balance - June 30, 2019	125,000

Restricted stock unit awards are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period). As of June 30, 2019 there was $1.3 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 3.5 years.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
June 30, 2019
(unaudited)

The following table summarizes the reporting of total stock-based compensation expense resulting from employee and non-employee stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Research and development	$300	$161	$495	$282
Selling, general and administrative	1,401	200	2,353	323
Total stock-based compensation expense	$1,701	$361	$2,848	$605

At June 30, 2019, there was a total of $16.4 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.91 years.

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

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
June 30, 2019
(unaudited)

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of June 30, 2019 and December 31, 2018:

(in thousands)	Total as of June 30, 2019	Level 1	Level 2	Level 3

Current Assets
Cash and cash equivalents:
Money market funds	$66,669	$66,669	$—	$—

Short-term investments:
U.S. government securities	$41,321	$41,321	$—	$—
Corporate securities	4,988	—	4,988	—
Agency securities	10,334	—	10,334	—
Commercial paper	1,198	1,198	—	—
Total short-term investments	$57,841	$42,519	$15,322	$—

Other Current Liabilities
Warrant liabilities	$403	$—	$—	$403

(in thousands)	Total as of December 31, 2018	Level 1	Level 2	Level 3

Current Assets
Cash and cash equivalents:
Money market funds	$45,716	$45,716	$—	$—

Short-term investments:
U.S. government securities	$38,737	$38,737	$—	$—
Corporate securities	15,066	—	15,066	—
Agency securities	11,931	—	11,931	—
Commercial paper	1,183	1,183	—	—
Total short-term investments	$66,917	$39,920	$26,997	$—

Other Current Liabilities
Warrant liabilities	$860	$—	$—	$860

The fair value of the Company’s warrant liabilities is based on a Black-Scholes valuation which considers the expected term of the warrants as well as the risk-free interest rate and expected volatility of the Company's common stock.

The Company has determined that the warrant liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the changes in the warrant liabilities:

(in thousands)
Balance at December 31, 2018	$860
Exercise of warrants	(13)
Change in fair value of warrants	(444)
Balance at June 30, 2019	$403

There were no transfers between any of the levels of the fair value hierarchy during the six months ended June 30, 2019.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
June 30, 2019
(unaudited)

Note 11. Short-Term Investments

The Company classifies its investments in debt securities as short-term investments and available-for-sale. Debt securities are comprised of highly liquid investments with minimum “A” rated securities and, as of June 30, 2019, consist of U.S. Treasury and agency bonds and corporate entity commercial paper and securities with maturities of more than three months but less than one year at the date of purchase. Debt securities as of June 30, 2019 had an average remaining maturity of 0.39 years. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive gain (loss) in the condensed balance sheets. Any differences between the cost and fair value of investments are represented by unrealized gains or losses. Refer to Note 10, "Fair Value Measurements," of the notes to condensed financial statements for information related to the fair value measurements and valuation methods utilized.

The following table represents the Company’s available-for-sale short-term investments by major security type as of June 30, 2019:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value

Short-term investments:
Agency securities	$10,330	$4	$—	$10,334
Commercial paper	1,198	—	—	1,198
Corporate securities	4,981	7	—	4,988
U.S. government securities	41,263	59	(1)	41,321
Total short-term investments	$57,772	$70	$(1)	$57,841

The Company reviews available-for-sale investments for other-than-temporary impairment loss quarterly. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the quarter ended June 30, 2019, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

Note 12. Net Loss Per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. For all periods presented, the outstanding shares of preferred stock, warrants, stock option awards and restricted stock units have been excluded from the calculation because their effects would be anti-dilutive. Therefore, the weighted average common shares outstanding used to calculate both basic and diluted loss per common share are the same.

The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	As of June 30,
	2019	2018
Vested and unvested stock options	4,312,703	2,541,262
Restricted stock units	125,000	—
Warrants	96,999	73,651
	4,534,702	2,614,913

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
We are a specialty pharmaceutical company leveraging our novel non-aqueous formulation technology platforms, XeriSolTM and XeriJectTM, to develop and commercialize ready-to-use, injectable and infusible drug formulations. We have developed a ready-to-use, room-temperature stable liquid glucagon formulation that, unlike any currently available products, can be administered without any preparation or reconstitution. Our lead product candidate, GvokeTM, delivers ready-to-use glucagon via a commercially available auto-injector or pre-filled syringe for the treatment of severe hypoglycemia, a potentially life-threatening condition, in people with diabetes. In the United States, we have completed three Phase 3 clinical trials for our Gvoke New Drug Application, or NDA, which we submitted in August 2018 to the U.S. Food & Drug Administration, or the FDA. The FDA set June 10, 2019 as the Prescription Drug User Fee Act, or PDUFA, action goal date for our NDA, which was extended to September 10, 2019. If our NDA is approved at that time, we believe we will have the first ready-to-use, room-temperature stable liquid glucagon formulation that can be administered without any preparation or reconstitution. Additionally, based on our interactions with the European Medicines Agency, or EMA, regarding our development path in Europe, we completed a requisite Phase 3 trial to support our European Marketing Authorization Application, or MAA, which we plan to submit in the second half of 2019. We also are applying our novel ready-to-use, room-temperature stable liquid glucagon formulation for the management of hypoglycemia associated with additional intermittent and chronic conditions with significant unmet medical need. In addition, we are applying our technology platforms to convert other commercially available drugs into ready-to-use, room-temperature stable liquid formulations to address the needs in multiple therapeutic areas and conditions, including epilepsy and diabetes.

We have begun building our commercial organization, including individuals in operations and marketing, in preparation for a commercial launch of Gvoke in the United States in the second half of 2019. Outside the United States we plan to pursue development and commercialization partnerships. We currently contract with third parties for the manufacture, assembly, testing, packaging, storage and distribution of our products.

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

We have funded our operations to date primarily with proceeds from the sale of preferred and common stock, debt financing and grant awards received from the National Institutes of Health ("NIH") and other philanthropic organizations. In particular, we have received cash proceeds of $104.9 million from sales of our preferred stock, $98.3 million from our June 2018 initial public offering ("IPO") of our common stock, $35.0 million from drawdowns of the Loan and Security Agreement, $12.9 million from grant awards from the NIH and other philanthropic organizations, and $60.0 million from our February 2019 public offering. In the February 2019 public offering, we sold an aggregate of 5,996,775 shares of our common stock at a price of $10.00 per share, including 116,775 shares sold pursuant to the underwriters’ option to purchase additional shares of common stock. Net proceeds from this public offering were $55.6 million after deducting underwriting discounts and commissions as well as other public offering expenses. The Loan and Security Agreement includes an additional $10.0 million that will be available beginning upon approval of our Gvoke NDA by the FDA until the earlier of September 30, 2019 or the 30th day following NDA approval by the FDA.

For the three months ended June 30, 2019 and 2018, we reported net losses of $34.4 million and $13.0 million, respectively. For the six months ended June 30, 2019 and 2018, we reported net losses of $59.7 million and $24.9 million, respectively. We have not been profitable since inception, and, as of June 30, 2019, our accumulated deficit was $180.3 million. In the near term, we expect to continue to incur significant expenses, operating losses and net losses as we:

■    prepare for a potential commercial launch of Gvoke, including hiring our sales force;
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

Components of our Results of Operations

Revenue and Cost of Revenue

Grant income is derived from grants that we received from the NIH and other philanthropic organizations to help bring necessary drugs to the marketplace where there are currently unmet needs. As of June 30, 2019, we are eligible to receive $0.9 million in grants from the NIH and other philanthropic organizations that will help fund our ongoing clinical development for intermittent and chronic glucagon programs as well as our auto-injectable diazepam program for the treatment of epileptic seizures. These awards will be recognized as grant income when we have performed the services as outlined in the grant agreements.

Service revenue is derived from the feasibility studies we perform for third parties to determine whether our XeriSol and XeriJect technologies may enhance the formulation of such parties’ proprietary drugs.

Cost of revenue includes employees’ time, materials and overhead applied to the feasibility studies.

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. We recognize research and development expenses as incurred. Research and development expenses that are paid in advance of performance are capitalized until services are provided or goods are delivered. Research and development expenses include:

■
manufacturing scale-up expenses, the cost of acquiring and manufacturing preclinical and clinical trial materials, including manufacturing validation batches, and manufacturing costs for Gvoke in advance of regulatory approval;

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
■    outsourced product development services; and
■    expenses relating to regulatory activities, including filing fees paid to regulatory agencies.

Research and development activities are central to our business model. We expect to continue to incur significant research and development expenses as we conduct new clinical trials, prepare regulatory filings for our product candidates, and add headcount to support these efforts. In particular, we expect to continue to incur significant research and development expenses in the near term as we (i) complete development and registration of Gvoke in the United States and Europe; (ii) progress our intermittent and chronic glucagon programs for Post-Bariatric Hypoglycemia, Congenital Hyperinsulinism, Hypoglycemia-Associated Autonomic Failure, and Exercise-Induced Hypoglycemia; (iii) advance device development partnering efforts; (iv) continue clinical development for our ready-to-use diazepam rescue pen, including the initiation of a Phase 2 clinical trial; (v) conduct preclinical and clinical work for our Pramlintide-Insulin program; and (vi) continue to advance other pipeline candidates. Our research and development expenses may vary significantly over time due to uncertainties relating to the terms and timing of regulatory approvals and unexpected results of our clinical trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of compensation and related personnel costs and stock-based compensation, marketing and selling expenses, professional fees and facility costs not otherwise included in research and development. We expect selling and marketing costs to increase significantly as we prepare for the expected commercial launch of Gvoke in the United States, if approved, including the build out of a sales force in the second half of 2019.

As a public reporting company, we have incurred greater expenses, including increased payroll, legal and compliance, accounting, insurance and investor relations costs. We expect some of these costs to continue to increase in conjunction with our anticipated growth as a public reporting company.

Other Income (Expense)

Other income (expense) consists primarily of interest expense related to our Loan and Security Agreement, interest income earned on short-term deposits and investments, and the change in the fair value of our warrants.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	$ Change	2019	2018	$ Change

Grant income	$314	$819	$(505)	$529	$1,029	$(500)
Service revenue	6	—	6	39	53	(14)
Cost of revenue	23	—	23	23	42	(19)
Gross profit	297	819	(522)	545	1,040	(495)

Operating expenses:
Research and development	19,333	8,677	10,656	32,500	17,389	15,111
Selling, general and administrative	15,024	4,499	10,525	27,542	7,738	19,804
Expense from operations	34,357	13,176	21,181	60,042	25,127	34,915
Loss from operations	(34,060)	(12,357)	(21,703)	(59,497)	(24,087)	(35,410)
Other income (expense):
Interest and other income	845	238	607	1,516	334	1,182
Interest expense	(1,062)	(562)	(500)	(2,125)	(753)	(1,372)
Change in fair value of warrants	(108)	(306)	198	444	(388)	832
Total other income (expense)	(325)	(630)	305	(165)	(807)	642
Net loss	$(34,385)	$(12,987)	$(21,398)	$(59,662)	$(24,894)	$(34,768)

Research and Development Expenses

The following table summarizes our research and development expenses by expense category for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	$ Change	2019	2018	$ Change

Clinical and preclinical studies	$4,726	$2,165	$2,561	$9,251	$6,038	$3,213
Pharmaceutical process development	11,593	4,415	7,178	17,448	7,866	9,582
Compensation and related personnel costs	2,714	1,936	778	5,306	3,203	2,103
Stock-based compensation	300	161	139	495	282	213
Total research and development expenses	$19,333	$8,677	$10,656	$32,500	$17,389	$15,111

The following table summarizes our research and development expenses by program for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	$ Change	2019	2018	$ Change

Gvoke	$10,652	$3,942	$6,710	$16,950	$9,032	$7,918
Other ready-to-use glucagon programs	2,347	773	1,574	4,640	1,770	2,870
Additional pipeline programs	1,977	528	1,449	2,643	930	1,713
Overhead (personnel, facilities and other expenses)	4,357	3,434	923	8,267	5,657	2,610
Total research and development expenses	$19,333	$8,677	$10,656	$32,500	$17,389	$15,111

Research and development expenses increased $10.7 million for the three months ended June 30, 2019 in comparison to the three months ended June 30, 2018. The increase was primarily driven by manufacturing costs for Gvoke prior to FDA approval of $8.2 million and increased expenses associated with our clinical and preclinical trials of $2.6 million.

Research and development expenses increased $15.1 million for the six months ended June 30, 2019 in comparison to the six months ended June 30, 2018. The increase was primarily driven by manufacturing costs for Gvoke prior to FDA approval of $10.6 million, increased expenses associated with our clinical and preclinical trials of $3.2 million; and increased personnel expenses due to additional headcount and other employee-related costs of $2.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.5 million for the three months ended June 30, 2019 in comparison to the three months ended June 30, 2018. The increase was primarily driven by increases in marketing and selling expenses of $4.7 million, an increase in compensation and related personnel costs of $3.4 million and stock-based compensation expense of $1.1 million due to additional headcount to support commercialization efforts of Gvoke, and increased administrative and legal costs as a result of being a public company of $1.3 million.

Selling, general and administrative expenses increased $19.8 million for the six months ended June 30, 2019 in comparison to the six months ended June 30, 2018. The increase was primarily driven by increases in marketing and selling expenses of $9.1 million, an increase in compensation and related personnel costs of $6.9 million and stock-based compensation expense of $1.9 million due to additional headcount to support commercialization efforts of Gvoke, and increased administrative and legal costs as a result of being a public company of $1.9 million.

Other Income (Expense)

For the three and six months ended June 30, 2019, interest expense increased $0.5 million and $1.4 million in comparison to the three and six months ended June 30, 2018, respectively, as a result of increased borrowing levels and higher average interest rates. For the three and six months ended June 30, 2019, interest and other income increased $0.6 million and $1.2 million in comparison to the three and six months ended June 30, 2018, respectively, as a result of an increase in cash equivalents and short-term investments related to net proceeds from public equity offerings and debt financing and higher interest rates. In addition, the change in fair value of warrants increased by $0.2 million and $0.8 million for the three and six months ended June 30, 2019 when compared to the three and six months ended June 30, 2018, respectively.

Liquidity and Capital Resources

Our primary uses of cash are to fund research and development of our products, other operating expenses and working capital requirements. Historically, we have funded our operations primarily through private placements of convertible preferred stock, issuance of common stock and debt, and grants awarded from the NIH and other philanthropic organizations. In June 2018, we completed our IPO of 6,555,000 shares of our common stock at a price of $15.00 per share for aggregate net proceeds of $88.9 million after deducting underwriting discounts and commissions as well as other public offering expenses. On February 19, 2019, we completed a public offering and sold an aggregate of 5,996,775 shares of common stock at a price of $10.00 per share, including 116,775 shares of common stock pursuant to the exercise of the underwriters' option to purchase additional shares. Net proceeds from this public offering were $55.6 million after deducting underwriting discounts and commissions as well as other public offering expenses. As of June 30, 2019, we have $0.9 million in awarded unused grants that can be utilized to offset program costs for several of our intermittent and chronic glucagon programs as well as our diazepam program, in accordance with the grant agreements.

Capital Resources and Funding Requirements

We have incurred operating losses since inception, and we have an accumulated deficit of $180.3 million at June 30, 2019. We believe that our cash and cash equivalents and short-term investments, expected revenue from sales of Gvoke, and expected additional borrowing capacity will enable us to sustain operations and capital expenditure requirements through at least the first quarter of 2022. We expect to incur substantial additional expenditures in the near term to support our ongoing activities and the expected commercial launch of Gvoke. Additionally, we expect to incur additional costs as a result of operating as a public company. We expect to continue to incur net losses for the next several years. Our ability to fund our product development and clinical operations, including completion of our planned Phase 2 and Phase 3 clinical trials, as well as commercialization of our product candidates will depend on the amount and timing of cash received from planned financings. Our future capital requirements will depend on many factors, including:

■    the costs, timing and outcome of regulatory review of our Gvoke;
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
■    our degree of success in commercializing Gvoke, if approved; and
■    the number and types of future products we develop and commercialize.

Until we obtain regulatory approval to market our product candidates, if ever, we cannot generate revenues from sales of our products. Even if we are able to sell our products, we may not generate a sufficient amount of product revenues to fund our cash requirements. Accordingly, we may need to obtain additional financing in the future which may include public or private debt and equity financings. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to successfully commercialize our product candidates. The issuance of equity securities may result in dilution to stockholders. If we raise additional funds through the issuance of debt, which may have rights, preferences and privileges senior to those of our common stockholders, the terms of the debt could impose significant restrictions on our operations. The failure to raise funds as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. If additional funding is not secured when required, we may need to delay or curtail our operations until such funding is received, which would have a material adverse impact on our business prospects and results of operations.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2019	2018

Net cash used by operating activities	$(44,191)	$(22,027)
Net cash provided (used) by investing activities	9,154	(489)
Net cash provided by financing activities	55,990	114,999
Increase in cash and cash equivalents	$20,953	$92,483

The increase in cash used in operating activities for the six-month period ended June 30, 2019 was primarily driven by increased spending in research and development and selling, general and administrative operating expenses. For a discussion regarding the increase in spending, refer to "Results of Operations" included in Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Cash provided by investing activities for the six-month period ended June 30, 2019 was primarily due to net sales of short-term investments, partially offset by capital expenditures.

Cash provided by financing activities for the six-month period ended June 30, 2019 was primarily due to the net proceeds from the public offering of our common stock of $55.6 million. In the six-month period ended June 30, 2018, cash provided by financing activities was primarily due to net proceeds from the initial public offering of our common stock of $90.7 million, net proceeds from the issuance of long-term debt of $19.8 million and the sale of Series C Preferred Stock of $4.4 million.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had unused letters of credit of $1,083,000 that are primarily used to secure leases.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations on our financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including, among others, those related to clinical trial expenses and stock-based compensation. We base our estimates on historical experience and on various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," in the notes to condensed financial statements.

New Accounting Standards

Refer to Note 2, "Summary of Significant Accounting Policies," of the notes to condensed financial statements, for a description of recent accounting pronouncements applicable to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed materially from those disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act") and, based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in every fiscal year since inception. For the six months ended June 30, 2019 and 2018, we reported a net loss of $59.7 million and $24.9 million, respectively. In addition, our accumulated deficit as of June 30, 2019 was $180.3 million. Substantially all our operating losses have resulted from costs incurred in connection with research and development of our product candidates and clinical and regulatory initiatives to obtain approvals for our product candidates.

We expect to continue to incur significant operating expenses as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. In particular, we anticipate that we will continue to incur significant expenses as we:

■	continue our research and development efforts;
■	seek regulatory approval for new product candidates and product enhancements;
■	build commercial infrastructure to support sales and marketing for our product candidates;
■	hire and retain additional personnel and add operational, financial and management information systems; and
■	continue to operate as a public company.

All of our product candidates are still in development and none have been approved for sale. We submitted a New Drug Application, or NDA, for Gvoke to the U.S. Food and Drug Administration, or FDA, in August 2018. The FDA extended from June 10, 2019 until September 10, 2019 the initial Prescription Drug User Fee Act, or PDUFA, action goal date for our NDA. However, the FDA may not approve Gvoke. Our ability to generate revenue from our product candidates and to transition to profitability and generate positive cash flows is uncertain and depends on the successful development and commercialization of our product candidates. Successful development and commercialization will require achievement of key milestones, including completing clinical trials of our product candidates that are under clinical development, obtaining marketing approval for our product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, and if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment.

We have not generated any revenue from our product candidates, including Gvoke, and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and begin to sell, our product candidates. We do not expect to commercialize any of our product candidates until the second half of 2019, if ever. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

■	obtain marketing approval for our product candidates, including Gvoke;
■	obtain commercial quantities of our product candidates, if approved, at acceptable cost levels;
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

Pharmaceutical development is a time consuming, expensive and uncertain process that takes years to complete. In addition, if any of our product candidates are approved, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs. We will be required to expend significant funds in order to commercialize Gvoke, as well as any of our other product candidates that receive marketing approval.

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

Our Loan and Security Agreement provides for term loans of up to an aggregate of $45.0 million, of which $20.0 million was borrowed upon signing. Following submission of an NDA for Gvoke, we drew down an additional $15.0 million in September 2018. We become eligible to draw the remaining $10.0 million if we receive approval of our Gvoke NDA by the FDA before September 30, 2019, and then only available to be drawn until the earlier of September 30, 2019 or the 30th day following NDA approval by the FDA.

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

Failure to satisfy our current and future debt obligations under our Loan and Security Agreement could result in an event of default and, as a result, our lenders could accelerate all of the amounts due. Events of default include our failure to comply with customary affirmative covenants as well as our breach of customary negative covenants in the Loan and Security Agreement. Affirmative covenants include the maintenance of a minimum cash balance equal to the outstanding obligations plus $5.0 million in the event that we maintain one or more permitted accounts at other institutions. Negative covenants include prohibition on the payment of dividends and distributions, certain mergers and change of control events, and restrictions on the incurrence of additional debt. In addition, the occurrence of material adverse changes in the company’s business, including its prospect of repayment of its obligations, could result in an event of default. In the event of an acceleration of amounts due under our Loan and Security Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness while still pursuing our current business strategy. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.

Risks Related to the Product Development and Regulatory Approval of Our Product Candidates

We are dependent on the success of our glucagon product candidates, particularly Gvoke. We cannot be certain that Gvoke or any of our other product candidates will receive marketing approval. Without marketing approval, we will not be able to commercialize our product candidates or generate product revenues.

We have devoted a significant portion of our financial resources and business efforts to the development of Gvoke. We submitted an NDA for Gvoke in the third quarter of 2018; however, we have not received approval from regulatory authorities to market Gvoke or any other product candidate in any jurisdiction, and it is possible that neither Gvoke nor any other product candidates we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us to commence product sales. The FDA's decision to accept the NDA for filing and set a PDUFA date does not indicate that it has made any decision regarding approval nor does it guarantee approval by September 10, 2019, if at all. We cannot be certain that Gvoke or any of our other product candidates will receive marketing approval.

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

NDAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. Gvoke is considered to be a drug-device combination product by the FDA, and its NDA will require review and coordination by the FDA’s drug and device centers prior to approval. We cannot predict whether we will obtain regulatory approval to commercialize Gvoke or any of our other product candidates, and we cannot, therefore, predict the timing of any future revenues from these product candidates, if any. Any delay or setback in the regulatory approval or commercialization of any of these product candidates will adversely affect our business.

The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example, the FDA:

■	could determine that we cannot rely on the Section 505(b)(2) regulatory pathway for our product candidates;
■
could determine that the information provided by us was inadequate, contained clinical deficiencies or otherwise failed to demonstrate the safety and effectiveness of Gvoke or any of our product candidates for any indication;

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

■
may determine that there are unacceptable risks associated with the device component of Gvoke or that there are deficiencies with the information submitted to demonstrate the safety, effectiveness and reliability of the device component;

■
may determine that we have identified the wrong listed drug or drugs or that approval of our Section 505(b)(2) application for Gvoke or any of our other product candidates is blocked by patent or non-patent exclusivity of the listed drug or drugs or of other previously approved drugs with the same conditions of approval as those of Gvoke or any of our other product candidates (as applicable);

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

At our pre-NDA meeting with the FDA in December 2017, we presented the results from our two Phase 3 Gvoke clinical trials that had been completed as of that meeting. Our first Phase 3 clinical trial was a non-inferiority comparison of Gvoke against Eli Lilly’s glucagon determined by an increase in plasma glucose concentration from below 50.0 mg/dL to greater than 70.0 mg/dL within 30 minutes after receiving glucagon. In this trial, Gvoke did not meet a primary endpoint for noninferiority in the intent-to-treat, or ITT, population due to one response failure in excess of the pre-specified threshold of three response failures. In the same trial, two subjects were censored from the modified ITT, or mITT, population because of a clinically significant protocol violation, and the remaining subjects were used for the per-protocol analysis. In accordance with FDA and International Council for Harmonisation guidance for evaluation of non-inferiority studies, we presented a series of analyses implementing ITT, mITT, and per-protocol cohorts for all the endpoints for this clinical trial to the FDA at this pre-NDA meeting. In that meeting, the FDA agreed overall that the totality of data for Gvoke is sufficient to support NDA review. However, certain of our analyses may be viewed as post-hoc analyses, and although we believe that post-hoc analyses can provide additional information regarding results from this trial, retrospective analyses can result in the introduction of bias and may be given less weight by the FDA, including for purposes of determining whether to approve our NDA.

The FDA provided additional comments to address prior to NDA submission related to the pre-filled syringe presentation of our ready-to-use glucagon, or Gvoke PFS. Based on these comments, we conducted additional studies, the results from which were included in our Gvoke submission to the FDA.

In order to generate additional information regarding the entire treatment episode, we completed an additional non-inferiority Phase 3b clinical trial in the second quarter of 2018 comparing Gvoke to Eli Lilly’s glucagon, the results of which were included in our NDA submission. Even though we completed this Phase 3b clinical trial, the FDA or other regulatory authorities may require us to conduct additional clinical trials prior to approval.

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

We intend to utilize the 505(b)(2) pathway for the regulatory approval of certain of our product candidates, including Gvoke. If the FDA does not conclude that Gvoke or such other product candidates meet the requirements of Section 505(b)(2), final marketing approval of our product candidates by the FDA or other regulatory authorities may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.

We are pursuing a regulatory pathway pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, for the approval of certain of our product candidates, including Gvoke, which allows us to rely on submissions of existing clinical data for the drug. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments, and permits the submission of an NDA where at least some of the information required for approval comes from preclinical studies or clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The FDA interprets Section 505(b)(2) of the FDCA to permit the applicant to rely upon the FDA’s previous findings of safety and efficacy for an approved product. The FDA requires submission of information needed to support any changes to a previously approved drug, such as published data or new studies conducted by the applicant or clinical trials demonstrating safety and efficacy. The FDA could require additional information to sufficiently demonstrate safety and efficacy to support approval.

If the FDA determines that Gvoke or our other product candidates do not meet the requirements of Section 505(b)(2), we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. In March 2010, President Obama signed into law legislation creating an abbreviated pathway for approval under the Public Health Service Act, or PHS Act, of biological products that are similar to other biological products that are approved under the PHS Act. The legislation also expanded the definition of biological product to include proteins such as insulin. The new law contains transitional provisions governing protein products such as insulin, that, under certain circumstances, might permit companies to seek approval for their insulin products as biologics under the PHS Act and might require that our XeriSol pramlintide-insulin co-formulation be approved under the PHS Act rather than in a 505(b)(2) NDA. In addition, if any of our product candidates are approved under Section 505 of the FDCA as of the March 23, 2020 transition date and are then “deemed to be a license” for the biological product under section 351 of the PHS Act, we could lose certain unexpired exclusivities and this could materially harm our business. If our product candidates do not meet the requirements of Section 505(b)(2) or are otherwise ineligible for approval via the Section 505(b)(2) pathway, the time and financial resources required to obtain FDA approval for these product candidates, and the complications and risks associated with these product candidates, would likely substantially increase. Moreover, an inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.

Some pharmaceutical companies and other actors have objected to the FDA’s interpretation of Section 505(b)(2) to allow reliance on the FDA’s prior findings of safety and effectiveness. If the FDA changes its interpretation of Section 505(b)(2), or if the FDA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) application that we submit. Moreover, the FDA adopted an interpretation of the three-year exclusivity provisions whereby a 505(b)(2) application can be blocked by exclusivity even if it does not rely on the previously approved drug that has exclusivity (or any safety or effectiveness information regarding that drug). Under the FDA’s new interpretation, the approval of one or more of our product candidates may be blocked by exclusivity awarded to a previously-approved drug product that shares certain innovative features with our product candidates, even if our 505(b)(2) application does not identify the previously-approved drug product as a listed drug or rely upon any of its safety or efficacy data. Any failure to obtain regulatory approval of our product candidates would significantly limit our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenues.

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

Certain of our product candidates, including Gvoke, are drug and device combination products that require coordination within the FDA and similar foreign regulatory agencies for review of their device and drug components. Medical products containing a combination of new drugs, biological products or medical devices may be regulated as “combination products” in the United States and Europe. A combination product generally is defined as a product comprised of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. Where approval of the drug and device is sought under a single application, there could be delays in the approval process due to the increased complexity of the review process and the lack of a well-established review process and criteria. The EMA has a parallel review process in place for combination products, the potential effects of which in terms of approval and timing could independently affect our ability to market our combination products in Europe.

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

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRBs at the sites where the IRBs are overseeing a trial, a data safety monitoring board overseeing the clinical trial at issue, or other regulatory authorities due to a number of factors, including:

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

As part of our growth strategy, we intend to identify, develop and market additional product candidates leveraging our formulation technology platforms. We are exploring various therapeutic opportunities for our pipeline programs. We may spend several years completing our development of any particular current or future internal product candidates, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. While we identified several potential applications of our ready-to-use glucagon, including Gvoke and several intermittent and chronic conditions, there is no guarantee that we will be able to utilize our formulation technology platforms to advance additional product candidates.

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

To date, we have expended significant time, resources and effort on the development of our product candidates, and a substantial portion of our resources going forward will be focused on seeking marketing approval for and planning for potential commercialization of our lead product candidate, Gvoke, in the United States. Our business and future success are substantially dependent on our ability to successfully and timely obtain regulatory approval for and commercialize Gvoke. Our other product candidates are in earlier stages of development and subject to the risks of failure inherent in developing drug products. Accordingly, our ability to generate product revenues in the immediate term will depend on our ability to successfully obtain marketing approval for and commercialize Gvoke. Any delay or setback in the regulatory approval or commercialization of any of our product candidates will adversely affect our business.

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
■
the acceptance in the medical community of the potential advantages of the product candidate, including with respect to our efforts to increase adoption of our product candidates such as Gvoke by patients and healthcare providers;

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

Additionally, if Gvoke or any of our other product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

The potential market opportunity for our product candidates is difficult to precisely estimate. Our estimates of the potential market opportunity for our product candidates include several key assumptions of the current market size and current pricing for commercially available products and are based on industry and market data obtained from industry publications, studies conducted by us, our industry knowledge, third-party research reports and other surveys. Industry publications and third-party research generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. For example, our projections for the potential size of the market for Gvoke are based on our belief that we would be able to increase the adoption of emergency glucagon products by patients and care providers. While we believe that our internal assumptions are reasonable, if any of these assumptions proves to be inaccurate, then the actual market for our product candidates, including Gvoke, could be smaller than our estimates of our potential market opportunity. If the actual market for our product candidates is smaller than we expect, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

Our company has limited experience marketing and selling drug products and is currently developing an internal sales organization. If we are unable to establish marketing, sales and distribution capabilities or enter into agreements with third parties to market, sell and distribute our product candidates, we may not be able to generate product revenues.

We currently do not have sufficient infrastructure for the sales, marketing or distribution of our product candidates, and the cost of establishing and maintaining such an organization may exceed the benefits of doing so. In order to commercialize our product candidates, we must expand our marketing, sales, distribution, managerial and other non-technical capabilities and/or make arrangements with third parties to perform these services. We intend to establish a sales force to market Gvoke in the United States if we obtain FDA approval. There are significant expenses and risks involved with establishing our own sales and marketing capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact the commercialization of our product candidates, including Gvoke. We are building out our commercial organization in anticipation of receiving marketing approval of Gvoke. If the expected commercial launch of Gvoke is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We intend to leverage the sales and marketing capabilities that we establish for Gvoke to commercialize additional product candidates for the management of other hypoglycemic conditions, if approved by the FDA, in the United States. If we are unable to do so for any reason, we would need to expend additional resources to establish commercialization capabilities for those product candidates, if approved.

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

Market acceptance and sales of our products and product candidates that we develop, if approved, will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. In the United States, no uniform policy of coverage and reimbursement for drugs exists among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, obtaining coverage and reimbursement approval of a drug from a government or other third-party payor is a time consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our drugs on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. We cannot be certain that reimbursement will be available for any of our product candidates or that reimbursement rates will not change for our current products. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any of our product candidates.

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

For example, Eli Lilly’s Glucagon Emergency Kit, or GEK, has 94% coverage, with unrestricted access across commercial, Medicare, Managed Medicaid and state Medicaid plans. Of our target patient population, approximately 50% are commercially insured, one-third are covered by Medicare and approximately 15% are covered by Medicaid. However, as the healthcare industry consolidates, competition to provide products and services to industry participants has become more intense and may intensify as the potential purchasers of our products or third-party payors use their purchasing power to exert competitive pricing pressure. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our potential purchasers. If competitive forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to invest in and grow our business.

Even if we successfully obtain approval for, produce and distribute Gvoke, its success will be dependent on its proper use by patients, healthcare practitioners and caregivers.

While we have designed Gvoke to be operable by patients, caregivers and healthcare practitioners, we cannot control the successful use of the product by patients, caregivers and healthcare practitioners. Even though Gvoke was used correctly by individuals in our human factors studies, there is no guarantee that these results will be replicated by users in the future. If we are not successful in promoting the proper use of Gvoke, if approved, by patients, healthcare practitioners and caregivers, we may not be able to achieve market acceptance or effectively commercialize Gvoke. In addition, even in the event of proper use Gvoke, individual devices may fail. Increasing the scale of production inherently creates increased risk of manufacturing errors, and we may not be able to adequately inspect every device that is produced, and it is possible that individual devices may fail to perform as designed. Manufacturing errors could negatively impact market acceptance of any of our product candidates that receive approval, result in negative press coverage, or increase the risk that we may be sued.

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

We maintain compliance programs related to our clinical trials through our clinical operations and development personnel. Our clinical trial vendors are required to monitor and report to us issues with the conduct of our clinical trials, and we monitor our clinical trial vendors through our clinical, regulatory and quality assurance staff and other service providers. However, we cannot assure you that our clinical trial vendors or personnel will timely and fully discover and report any fraud or abuse or other issues that may occur in connection with our clinical trials to us. Such fraud or abuse or other issues, if they occur and are not successfully remediated, could have a material adverse effect on our research, development, and commercialization activities and results.

Our reliance on third-party suppliers, including single-source suppliers and a limited number of options for alternate sources for our product candidates, including Gvoke, could harm our ability to develop our product candidates or to commercialize any product candidates that are approved.

We do not currently own or operate manufacturing facilities for the production of any of our product candidates, including Gvoke. We rely on third-party suppliers to manufacture and supply our products. We currently rely on a number of single-source suppliers, such as Bachem Americas, Inc., or Bachem, for active pharmaceutical ingredient, or API, Pyramid Laboratories Inc., or Pyramid, for drug product and SHL Pharma, LLC, or SHL Pharma, for auto-injector and final product assembly, and we have entered into supply agreements with Bachem, Pyramid and SHL Pharma. Our third-party suppliers may not be required to provide us with any guaranteed minimum production levels or have dedicated capacity for our products. As a result, there can be no assurances that we will be able to obtain sufficient quantities of key materials or products in the future, which could have a material adverse effect on our business.

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

Our product candidates, including Gvoke, are drug-device combination products that will be regulated under the drug regulations of the FDCA based on their primary mode of action as a drug. Third-party manufacturers may not be able to comply with the current Good Manufacturing Practices, or cGMPs, regulatory requirements applicable to drug-device combination products, including applicable provisions of the FDA’s drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulations, or QSRs, or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections conducted by the FDA. The FDA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs and QSRs. Contract manufacturers may face manufacturing or quality control problems causing drug substance or device component production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP or QSR requirements. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or may not be able to maintain compliance with the applicable cGMP and QSR requirements. Any failure to comply with cGMP or QSR requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our research and development activities and our ability to develop our product candidates and market our products following approval.

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

■	we may be subject to price fluctuations due to terms within long-term supply arrangements with suppliers or lack of long-term supply arrangements for key materials and products;
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

■	we may not be able to find new or alternative sources or reconfigure our products and manufacturing processes in a timely manner if necessary raw materials or components become unavailable; and
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

In order to produce sufficient quantities to meet the demand for clinical trials and subsequent commercialization of Gvoke or any of our other product candidates in our pipeline or that we may develop, our third-party manufacturers will be required to increase their production and automate and otherwise optimize their manufacturing processes while maintaining the quality of the product. The transition to larger scale production could prove difficult. In addition, if our third-party manufacturers are not able to automate and otherwise optimize their manufacturing process to increase the product yield for Gvoke and other components of our product candidates, or if they are unable to produce increased amounts of our product candidates while maintaining quality, then we may not be able to meet the demands of clinical trials or market demands, which could decrease our ability to generate revenues and have a material adverse impact on our business and results of operations.

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

Should our obligation under an indemnification provision exceed applicable insurance coverage or if we were denied insurance coverage, our business, financial condition and results of operations could be adversely affected. Similarly, if we are relying on a collaborator to indemnify us and the collaborator is denied insurance coverage or the indemnification obligation exceeds the applicable insurance coverage and the collaborator does not have other assets available to indemnify us, our business, financial condition and results of operations could be adversely affected.

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

Collaborations are complex and time consuming to negotiate and document. Further, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Any collaboration agreements that we enter into in the future may contain restrictions on our ability to enter into potential collaborations or to otherwise develop specified product candidates. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense.

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

Our product candidates, if approved, will also be subject to ongoing regulatory requirements for manufacturing, distribution, sale, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. In addition, approved products, third-party suppliers and their facilities are required to comply with extensive FDA requirements and requirements of other similar agencies even after approval, including ensuring that quality control and manufacturing procedures conform to cGMPs and applicable QSRs. As such, we and our third-party suppliers are subject to continual review and periodic inspections, both announced and unannounced, to assess compliance with cGMPs and QSRs. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and other similar agencies and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Accordingly, we may not promote our approved products, if any, for indications or uses for which they are not approved.

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

Regulatory agencies may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, or DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or any future collaborators, do not market any of our products for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.

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

For example, we have numerous competitors in the severe hypoglycemia market, which currently include Eli Lilly’s Glucagon Emergency Kit and Novo Nordisk’s GlucaGen, and in the future may include a subcutaneous dasiglucagon auto-injector being developed by Zealand Pharma and an intranasal glucagon dry powder by Eli Lilly which was recently approved. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of severe hypoglycemia that compete directly or indirectly with Gvoke, if approved. For example, Eli Lilly’s product candidate, BAQSIMITM, received marketing approval on July 24, 2019. Competitors may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products, if approved, could be negatively affected and our results of operations could suffer.

The widespread acceptance of currently available therapies with which our product candidates will compete may limit market acceptance of our product candidates even if commercialized. For example, emergency glucagon products are currently available for hypoglycemia and are widely accepted in the medical community and have a long history of use. These treatments will compete with Gvoke, if approved, and may limit the potential for Gvoke to receive widespread acceptance if commercialized.

If the FDA approves a competitor’s application for a product candidate or drug-device combination product before our application for a similar product candidate or drug-device combination product, and grants such competitor a period of exclusivity, the FDA may take the position that it cannot approve our 505(b)(2) application for a similar product candidate until the exclusivity period expires. Additionally, even if our 505(b)(2) application for Gvoke is approved first and we receive three-year marketing exclusivity, we may still be subject to competition from other companies with approved products or approved 505(b)(2) NDAs for different conditions of use that would not be restricted by any grant of exclusivity to us.

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

Even if we obtain FDA approval of our lead product candidate, Gvoke, or our other product candidates in the United States, we may never obtain or maintain foreign regulatory approvals to market our products in other countries.

We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. In order to market products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. The approval procedures vary among countries and may involve requirements for additional testing, and the time required to obtain approval may differ from country to country and from that required to obtain clearance or approval in the United States. In addition, with respect to Gvoke, we are engaged in ongoing interactions with European regulatory authorities regarding our development path in Europe. For Gvoke, because Eli Lilly’s Glucagon Emergency Kit is not approved in Europe, we have conducted an additional clinical trial comparing Gvoke to Novo Nordisk’s GlucaGen, in addition to our clinical trials involving Eli Lilly’s Glucagon Emergency Kit. Such requirements may increase our development expenses and delay our regulatory development plans for potential European approval of Gvoke. There can be no assurance that the results that we observed from our prior clinical trials for Gvoke will be replicated in our ongoing and any future clinical trials that we undertake, or that any such results will be sufficient to secure approval in Europe.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, including Gvoke, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

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

In addition, the Centers for Medicare & Medicaid Services, or CMS, finalized regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Additionally, CMS finalized a rule, effective January 1, 2020, that amends the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out-of-pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the rule allows Medicare Advantage plans to use pre authorization, or PA, and step therapy, or ST, for five of the six protected classes of drugs, with certain exceptions and permits plans to implement PA and ST in Medicare Part B drugs. It is unclear what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted including aggregate reductions to Medicare payments to providers of 2% per fiscal year through 2027. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Since 2016, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing or delaying penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business. We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies, and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our arrangements with physicians and other healthcare providers, some of whom may receive stock options as compensation for services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm and the curtailment or restructuring of our operations. Defending against any such actions can be costly and time consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

European data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

We have conducted and may in the future conduct clinical trials in the European Union, or EU, subjecting us to additional privacy restrictions. The collection and use of personal health data in the EU are governed by the provisions of the General Data Protection Regulation, or GDPR. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain product candidates outside the United States and require us to develop and implement costly compliance programs.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. As we expand our presence outside the United States, we are required to dedicate additional resources to comply with laws and regulations in each new jurisdiction in which we are operating or plan to operate, and these laws may preclude us from developing, manufacturing, or selling certain drugs and product candidates outside the United States, which could limit our growth potential and increase our development costs.

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

In some countries, such as the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution or arbitrage between low-priced and high-priced countries can further reduce prices. To obtain reimbursement or pricing approval in some countries, we, or any future collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies, which is time consuming and costly. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

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

Our success depends in large part on our ability to obtain and maintain patent protection and trade secret protection in the United States and other countries with respect to our proprietary product candidates. If we do not adequately protect our intellectual property rights, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our novel product candidates that are important to our business; we may in the future also license or purchase patent applications filed by others. The patent application and approval process is expensive and time consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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

We also may rely on trade secrets to protect our technologies or products, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisers may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications are required to be paid to the USPTO and various governmental patent agencies outside the United States in several stages over the lifetime of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. New patent reform legislation in the United States, including the Leahy-Smith America Invents Act, or the America Invents Act, signed into law in September 2011, could increase those uncertainties and costs. The America Invents Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefining prior art and providing more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the America Invents Act has reformed the United States patent law in part by changing the U.S. patent system from a “first to invent” system to a “first inventor to file” system. The first inventor to file provision, however, only became effective on March 16, 2013, so it is still not yet clear what, if any, impact the America Invents Act will have on the operations of our business. The America Invents Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.
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

Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside the United States and Europe do not afford intellectual property protection to the same extent as the laws of the United States and Europe. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, including India, China and other developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States and Europe. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop and market their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We submitted our NDA for Gvoke in August 2018 under Section 505(b)(2) of the FDCA, and we expect to submit NDAs for our other product candidates, to the FDA for approval under this section. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from preclinical studies and/or clinical trials that were not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. An NDA under Section 505(b)(2) would enable us to reference published literature and/or the FDA’s previous findings of safety and effectiveness for a previously approved drug.

For NDAs submitted under Section 505(b)(2), the patent certification and related provisions of the Hatch-Waxman Act apply. Accordingly, if we rely for approval on the safety or effectiveness information for a previously approved drug, referred to as a listed drug, we will be required to include patent certifications in our 505(b)(2) application regarding any patents covering the listed drug. If there are patents listed in the FDA publication Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, for the listed drug, and we seek to obtain approval prior to the expiration of one or more of those patents, we will be required to submit a Paragraph IV certification indicating our belief that the relevant patents are invalid or unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of our 505(b)(2) application. Otherwise, our 505(b)(2) application cannot be approved by the FDA until the expiration of any patents listed in the Orange Book for the listed drug. While we did not submit any Paragraph IV certifications in connection with our 505(b)(2) NDA for Gvoke, and do not expect to submit any Paragraph IV certifications for our other current product candidates, there can be no assurance that we will not be required to submit a Paragraph IV certification in respect of any future product candidates for which we seek approval under Section 505(b)(2).

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

As of June 30, 2019, we had 126 employees. As our product candidates continue to progress toward potential approval and commercialization, we anticipate the need to hire additional employees as required to add depth and specialized expertise to our team. This growth could place a strain on our administrative and operational infrastructure. If the product candidates that we are developing continue to advance in clinical trials, we will need to expand our development, regulatory, manufacturing, quality, compliance, recordkeeping, information technology, training, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to develop additional relationships with various collaborators, CROs, suppliers, manufacturers and other organizations. We may not be able to establish such relationships or may incur significant costs to do

so. Our ability to manage our growth will also require us to continue to improve our operational, financial and management controls, reporting systems and procedures, and other compliance programs and processes, which will further increase our operating costs. Failure to manage our growth effectively could cause us to over-invest or under-invest in infrastructure, and result in losses or weaknesses in our infrastructure, which could adversely affect us. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to monitor our suppliers carefully for quality assurance, and our business could suffer.

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

We expect to continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC and The Nasdaq Global Select Market. These rules and regulations have increased our accounting, legal and financial compliance costs and make some activities more time consuming and costly. In addition, we will continue to incur additional costs associated with our public company reporting requirements and we expect those costs to continue to increase in the future. For example, we will be required to devote significant resources to complete the assessment and documentation of our internal control system and financial process under Section 404 of the Sarbanes-Oxley Act, including an assessment of the design and effectiveness of our internal controls related to our information systems.

We have never conducted a review of our internal control for the purpose of providing the reports required by these rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to timely file accurate quarterly and annual reports with the SEC under the Securities Exchange Act of 1934, or the Exchange Act, as amended. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Select Market or other adverse consequences. We may incur significant costs to remediate deficiencies, including material weaknesses, if any, that we identify through these efforts. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

We are required under Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2019. This assessment will need to include disclosure material weaknesses, if any, identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

We may further enhance the computer systems, processes and related documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to conclude that our internal controls are effective. The effectiveness of our controls and procedures may be limited by a variety of factors, including:

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

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain products outside the United States and require us to develop and implement costly compliance programs.

If we expand our operations outside the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside the United States, which could limit our growth potential and increase our development costs.

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

The trading price of our common stock may be highly volatile and could be subject to large fluctuations in response to the risk factors discussed in this section, and others beyond our control, including:

■	the timing and results of applications for FDA review and approval of Gvoke and other regulatory actions with respect to our product candidates;

■	regulatory actions with respect to our competitors’ products and product candidates;
■	the success of existing or new competitive products or technologies;
■	results of clinical trials of product candidates of our competitors;
■	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
■	the timing and results of clinical trials of our pipeline product candidates;
■	commencement or termination of collaborations for our development programs;
■	the results of our efforts to develop additional product candidates or products;
■	the level of expenses related to any of our product candidates or clinical development programs;
■	failure or discontinuation of any of our development programs;
■	the pricing and reimbursement of Gvoke, if approved, and of other product candidates that may be approved;
■	regulatory or legal developments in the United States and other countries;
■	developments or disputes concerning patent applications, issued patents or other proprietary rights;
■	the recruitment or departure of key personnel;
■	actual or anticipated changes in estimates as to financial results or development timelines;
■	announcement or expectation of additional financing efforts;
■	sales of our common stock by us, our insiders or other stockholders;
■	variations in our financial results or those of companies that are perceived to be similar to us;
■	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
■	changes in the structure of healthcare payment systems;
■	market conditions in the pharmaceutical and biotechnology sectors;
■	general economic, industry and market conditions; and
■	the other factors described in this “Risk Factors” section.

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

As of December 31, 2018, the Company had federal net operating loss carryforwards of $108.8 million and various state net operating loss carryforwards of $35.6 million. If not utilized, the federal net operating losses produced on or before December 31, 2018 will expire at various dates between 2025 and 2037. Federal net operating losses produced on or after December 31, 2018, will be carried forward indefinitely. At December 31, 2018, the Company had $5.8 million and $0.2 million of federal and state income tax credits, respectively, to reduce future tax liabilities. If not utilized, these carryforwards will expire at various dates between 2025 and 2038. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Our existing net operating losses or credits may be subject to limitations arising from previous ownership changes, and if we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our net operating losses or credits could be further limited by Sections 382 and 383 of the Code. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits.

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

We received aggregate net proceeds from the IPO of $88.9 million, after deducting underwriting discounts and commissions as well as other IPO expenses. As of June 30, 2019, we have invested proceeds from the IPO in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus filed with the U.S. Securities and Exchange Commission pursuant to Rule 424(b) on June 21, 2018 under the Securities Act.

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

We received aggregate net proceeds from the public offering of $55.6 million, after deducting underwriting discounts and commissions as well as other public offering expenses. As of June 30, 2019, we have invested proceeds from the public offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the public offering as described in the final prospectus filed with the U.S. Securities and Exchange Commission pursuant to Rule 424(b) on February 14, 2019 under the Securities Act.

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

XERIS PHARMACEUTICALS, INC.
FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

10.1*	Second Amendment to Loan and Security Agreement, dated as of May 15, 2019, by and among Oxford Finance LLC, Silicon Valley Bank and the Registrant.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1+	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Xeris Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations and Comprehensive Loss, (iii) the Condensed Statements of Stockholders' Equity (Deficit), (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

*	Filed herewith

+
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

Xeris Pharmaceuticals, Inc.

Date: August 6, 2019	/s/ Paul R. Edick
Paul R. Edick
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 6, 2019	/s/ Barry M. Deutsch
Barry M. Deutsch
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)