Form 10-Q
period 2019-09-30
XERIS PHARMACEUTICALS INC
filed 2019-11-07
CIK 1346302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
_____________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

As of October 31, 2019, the registrant had 26,995,057 shares of common stock, par value $0.0001 per share, outstanding.

XERIS PHARMACEUTICALS, INC.
FORM 10-Q

INDEX

Page

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	3

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three-month and nine-month periods ended September 30, 2019 and 2018	4

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited) for the three-month and nine-month periods ended September 30, 2019 and 2018	5

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine-month periods ended September 30, 2019 and 2018	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

Part II. Other Information	25

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3. Defaults Upon Senior Securities	62

Item 4. Mine Safety Disclosures	62

Item 5. Other Information	63

Item 6. Exhibits	63

Signatures	65

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value)

	September 30, 2019	December 31, 2018

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,160	$45,716
Short-term investments	46,311	66,917
Accounts receivable, net	874	2,869
Prepaid expenses and other current assets	2,631	2,397
Total current assets	105,976	117,899
Investments	13,913	—
Property and equipment, net	7,952	2,034
Other assets	259	95
Total assets	$128,100	$120,028

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,678	$866
Accrued expenses	15,706	8,214
Warrant liabilities	302	860
Deferred grant awards	106	232
Total current liabilities	17,792	10,172
Long-term debt, net of unamortized deferred costs	58,124	31,890
Other liabilities	8,528	2,560
Total liabilities	84,444	44,622

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock—par value $0.0001, 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Common stock—par value $0.0001, 150,000,000 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 26,954,189 and 20,808,366 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3	2
Additional paid in capital	256,771	196,121
Accumulated deficit	(213,163)	(120,665)
Accumulated other comprehensive gain (loss)	45	(52)
Total stockholders’ equity	43,656	75,406
Total liabilities and stockholders’ equity	$128,100	$120,028
The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Grant income	$314	$582	$843	$1,611
Service revenue	9	—	48	53
Cost of revenue	10	—	33	42
Gross profit	313	582	858	1,622
Operating expenses:
Research and development	15,518	10,875	48,018	28,264
Selling, general and administrative	14,877	4,650	42,419	12,388
Expense from operations	30,395	15,525	90,437	40,652
Loss from operations	(30,082)	(14,943)	(89,579)	(39,030)
Other income (expense):
Interest and other income	657	462	2,173	796
Interest expense	(3,507)	(737)	(5,632)	(1,490)
Change in fair value of warrants	96	451	540	63
Total other income (expense)	(2,754)	176	(2,919)	(631)
Net loss	$(32,836)	$(14,767)	$(92,498)	$(39,661)

Other comprehensive loss, net of tax:
Unrealized gains (losses) on investments	(23)	(58)	97	(58)
Comprehensive loss	$(32,859)	$(14,825)	$(92,401)	$(39,719)

Net loss per common share - basic and diluted	$(1.22)	$(0.71)	$(3.58)	$(4.36)

Weighted average common shares outstanding, basic and diluted	26,942,591	20,714,475	25,810,113	9,104,491
The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data; unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2017	2,159,068	$1	$2,754	$—	$(60,585)	$(57,830)
Net loss	—	—	—	—	(11,907)	(11,907)
Exercise and vesting of stock-based awards	39,510	—	51	—	—	51
Stock-based compensation	—	—	244	—	—	244
Balance, March 31, 2018	2,198,578	$1	$3,049	$—	$(72,492)	$(69,442)
Net loss	—	—	—	—	(12,987)	(12,987)
Issuance of common stock upon Initial Public Offering	6,555,000	—	89,002	—	—	89,002
Conversion of convertible preferred stock into common stock	11,837,073	1	102,292	—	—	102,293
Exercise and vesting of stock-based awards	97,806	—	109	—	—	109
Stock-based compensation	—	—	361	—	—	361
Balance, June 30, 2018	20,688,457	$2	$194,813	$—	$(85,479)	$109,336
Net loss	—	—	—	—	(14,767)	(14,767)
Incremental costs of Initial Public Offering	—	—	(50)	—	—	(50)
Exercise and vesting of stock-based awards	67,209	—	115	—	—	115
Stock-based compensation	—	—	544	—	—	544
Other comprehensive loss	—	—	—	(58)	—	(58)
Balance, September 30, 2018	20,755,666	$2	$195,422	$(58)	$(100,246)	$95,120

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2018	20,808,366	$2	$196,121	$(52)	$(120,665)	$75,406
Net loss	—	—	—	—	(25,277)	(25,277)
Issuance of common stock upon public offering	5,996,775	1	55,631	—	—	55,632
Exercise and vesting of stock-based awards	72,797	—	128	—	—	128
Exercise of warrants	2,271	—	13	—	—	13
Stock-based compensation	—	—	1,147	—	—	1,147
Other comprehensive gain	—	—	—	51	—	51
Balance, March 31, 2019	26,880,209	$3	$253,040	$(1)	$(145,942)	$107,100
Net loss	—	—	—	—	(34,385)	(34,385)
Exercise and vesting of stock-based awards	30,235	—	70	—	—	70
Stock-based compensation	—	—	1,701	—	—	1,701
Issuance of common stock through employee stock purchase plan	24,229	—	236	—	—	236
Other comprehensive gain	—	—	—	69	—	69
Balance, June 30, 2019	26,934,673	$3	$255,047	$68	$(180,327)	$74,791
Net loss	—	—	—	—	(32,836)	(32,836)
Incremental costs of public offering	—	—	(119)	—	—	(119)
Exercise and vesting of stock-based awards	18,746	—	44	—	—	44
Exercise of warrants	770	—	5	—	—	5
Stock-based compensation	—	—	1,794	—	—	1,794
Other comprehensive loss	—	—	—	(23)	—	(23)
Balance, September 30, 2019	26,954,189	$3	$256,771	$45	$(213,163)	$43,656
The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(92,498)	$(39,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	698	146
Amortization of investments	(608)	—
Amortization of debt issuance costs	767	312
Stock-based compensation	4,642	1,149
Loss on extinguishment of debt	2,324	—
Change in fair value of warrants	(540)	(63)
Changes in operating assets and liabilities:
Accounts receivable	1,873	(532)
Prepaid expenses and other current assets	(234)	(2,089)
Other assets	(26)	62
Accounts payable	812	(1,354)
Accrued expenses	7,192	3,790
Deferred grant awards	(126)	50
Deferred rent	901	246
Other liabilities	49	—
Net cash used in operating activities	(74,774)	(37,944)
Cash flows from investing activities:
Capital expenditures	(863)	(1,260)
Purchases of investments	(75,975)	(55,278)
Sales and maturities of investments	83,496	—
Net cash provided by (used in) investing activities	6,658	(56,538)
Cash flows from financing activities:
Proceeds from Initial Public Offering	—	98,325
Payments for Initial Public Offering costs	—	(9,373)
Proceeds from follow-on public offering	59,970	—
Payments of follow-on public offering costs	(4,458)	—
Proceeds from sale of Series C Preferred Stock	—	4,438
Payments of Series C Preferred Stock offering costs	—	(24)
Proceeds from issuance of debt	60,000	35,000
Repayment of debt	(35,000)	—
Payments of debt issuance costs	(2,340)	(333)
Stock purchases from employee stock purchase plan	236	—
Proceeds from exercise of stock awards	152	149
Net cash provided by financing activities	78,560	128,182
Increase in cash and cash equivalents	10,444	33,700
Cash and cash equivalents, beginning of period	45,716	42,045
Cash and cash equivalents, end of period	$56,160	$75,745
Supplemental schedule of cash flow information:
Cash paid for interest	$2,812	$1,031
Supplemental schedule of non-cash investing and financing activities:
Tenant improvement allowance	$5,508	$—
Deferred public offering costs within accrued expenses	$138	$—
Accrued debt issuance costs	$1,841	$2,325
Allocation of debt costs to warrants	$—	$1,012
Vesting of early exercised awards	$91	$127
Non-cash exercise of warrants	$18	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
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

Since its inception, the Company has devoted the majority of its efforts to research and development, regulatory and technical activities, and preparation for commercialization of its first product, GvokeTM, which delivers ready-to-use glucagon via a commercially available pre-filled syringe or auto-injector for the treatment of severe hypoglycemia, a potentially life-threatening condition. Gvoke was approved by the U.S. Food & Drug Administration ("FDA") on September 10, 2019. The Company has financed its operations through the issuance of its common stock, convertible preferred stock and other equity instruments, debt financing and grant funding from the National Institutes of Health ("NIH") and other philanthropic organizations.

The Company has not generated any revenue from product sales as of September 30, 2019. The Company has incurred operating losses since inception and has an accumulated deficit of $213.2 million as of September 30, 2019. The Company expects to continue to incur net losses for at least the next 12 months. Based on the Company’s current operating plans and existing working capital at September 30, 2019, the Company believes its cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months. The Company is subject to a number of risks similar to other specialty pharmaceutical companies, including, but not limited to, successful development and commercialization of its drug candidates, the development of new technological innovations by its competitors, protection of intellectual property and market acceptance of the Company’s products.

Basis of presentation

These condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information, and with the instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements.

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

Basis of Consolidation

These condensed consolidated financial statements include the financial statements of Xeris Pharmaceuticals, Inc. and its subsidiary, Xeris Pharmaceuticals Australia Pty Ltd. All intercompany transactions have been eliminated.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(unaudited)

Note 2. Summary of Significant Accounting Policies

Refer to the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the Company's accounting policies.

New accounting pronouncements

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases will be classified as either operating or finance leases under the new guidance. Operating leases will result in straight-line expense in the income statement, similar to current operating leases, and finance leases will result in more expense being recognized in the earlier years of the lease term, similar to current capital leases. As an emerging growth company, ASU 2016-02 will be effective for the Company for the fiscal year beginning January 1, 2020 and for interim periods beginning January 1, 2021. The FASB has recently proposed guidance that, if issued, will further extend the effective dates by an additional year. The Company is currently evaluating the impact the adoption of this new standard will have on the financial statements and related disclosures; however, since the Company is a lessee to certain leases for property whose terms exceed twelve months, it expects to report assets and liabilities related to these leases on the financial statements that have not been previously reported once adopted.

Note 3. Reverse Stock Split and Public Stock Offerings

On June 8, 2018, the Company effectuated a 1-for-1.78112 reverse stock split of its outstanding common stock, which was approved by the Company’s Board of Directors on May 22, 2018 and by the Company’s stockholders on June 8, 2018. The reverse stock split resulted in an adjustment to the then outstanding preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying condensed consolidated financial statements and related notes to condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.0001 per share. Accordingly, stockholders’ equity reflects the reverse stock split by reclassifying from common stock to additional paid in capital an amount equal to the par value of the decreased shares resulting from the reverse stock split.

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

On February 19, 2019, the Company completed a public offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company sold an aggregate of 5,996,775 shares of common stock at a price of $10.00 per share, including 116,775 shares of common stock pursuant to the exercise of the underwriters' option to purchase additional shares. Net proceeds from the public offering were $55.5 million after deducting underwriting discounts and commissions, as well as other public offering expenses.

Note 4. Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	September 30, 2019	December 31, 2018

Accrued research and development costs	$6,744	$2,221
Accrued employee costs	4,778	4,326
Accrued marketing and selling costs	3,331	—
Accrued other costs	853	1,667
Accrued expenses	$15,706	$8,214

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(unaudited)

Note 5. Long-term Debt

Senior Secured Loan Facility

In February 2018, the Company entered into the Loan and Security Agreement, dated as of February 28, 2018 (as amended, the “Loan Agreement”), with Oxford Finance LLC, as the collateral agent and a lender (“Oxford”), and Silicon Valley Bank, as a lender (“SVB”, and together with Oxford, the “Lenders”) which provided for a senior secured loan facility of up to an aggregate principal amount of $45.0 million. The first tranche was $20.0 million and was drawn down in February 2018 ("2018 Term A Loan"). The second tranche was $15.0 million and was drawn down in September 2018 ("2018 Term B Loan"). The interest rate under the Loan Agreement was the thirty-day U.S. LIBOR rate plus 6.75%, which was 8.84% as of September 13, 2019, the date of repayment of the amounts outstanding under the Loan Agreement. Payments on the Loan Agreement were interest only for the first 24 months. The Company also issued warrants to the Lenders to purchase common stock, which is further discussed in Note 7, "Warrants."

On September 10, 2019, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with the Lenders which amended and restated the Loan Agreement. Under the Amended Loan Agreement, the Lenders will extend up to $85.0 million in term loans to the Company in three tranches. The initial tranche of $60.0 million (the “Term A Loan”) was drawn down on September 13, 2019. The second tranche of $15.0 million (the “Term B Loan”) and the third tranche of $10 million (the “Term C Loan”) will become available to the Company upon the Company’s achievement of certain revenue targets prior to March 31, 2021 and June 30, 2021, respectively. The 2018 Term A Loan and 2018 Term B Loan and the related final payment fee of $2.3 million were repaid in conjunction with the execution of the Amended Loan Agreement. The remainder of the proceeds will be used for working capital purposes.

The Amended Loan Agreement provides for interest-only payments through March 31, 2021, after which the principal will be payable in 27 equal monthly installments. However, if the Term B Loan is funded, then the period for interest-only payments is extended through December 31, 2021, after which the principal will be payable in 30 equal monthly installments. If the Term C loan is funded, then the period for interest-only payments is further extended through September 30, 2022, after which the principal will be payable in 21 equal monthly installments. The maturity date is June 1, 2023, provided that if the Term B Loan is funded, then the maturity date will be extended to June 1, 2024. After repayment, no loans may be reborrowed. For the period from the funding date of the Term A Loan through and including September 30, 2019, the loans incurred interest at a rate of 8.68%. Following such time, the loans shall incur interest at a floating per annum rate in an amount equal to the sum of 6.25% plus the greater of (a) 2.43% and (b) the thirty-day U.S. Dollar LIBOR rate. The Company incurred total debt issuance costs of $1.9 million related to the Amended Loan Agreement, which are reflected as a direct reduction to the term loan balance and are being amortized into interest expense over the life of the loan using the effective interest method.

Pursuant to the Amended Loan Agreement, the Company provided a first priority security interest in substantially all of the Company’s assets, including intellectual property, subject to certain limited exceptions.

The Amended Loan Agreement allows the Company to voluntarily prepay the outstanding amounts thereunder, but not less than $2.0 million of the outstanding principal at any time. Prior to April 1, 2021, the Company is subject to a prepayment fee equal to 1.50% of the principal amount being prepaid. In the event the Company draws down the second or third tranche, the period subject to the 1.50% prepayment fee is extended to January 1, 2022 and October 1, 2022, respectively. A final payment fee of 3.0% multiplied by the original principal amount of each tranche drawn is due upon the earlier to occur of the maturity date of the Amended Loan Agreement, the acceleration of the Amended Loan Agreement or prepayment of such borrowings and is recorded in other long-term liabilities on the condensed consolidated balance sheets.

The Amended Loan Agreement contains customary representations and warranties, events of default (including an event of default upon a material adverse change of the Company) and affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(unaudited)

The components of debt are as follows:

(in thousands)	September 30, 2019	December 31, 2018

2018 Term A Loan	$—	$20,000
2018 Term B Loan	—	15,000
Term A Loan	60,000	—
Principal amount of long-term debt	60,000	35,000
Less: Unamortized deferred costs	(1,876)	(3,110)
Long-term debt, net of unamortized deferred costs	$58,124	$31,890

The following table sets forth the Company’s future minimum principal payments (in thousands):

2019	$—
2020	—
2021	20,000
2022	26,700
2023	13,300
$60,000

For the period from July 1, 2019 through September 12, 2019 and the year-to-date period ended September 12, 2019, the Company recognized interest expense of $3,212,000 and $5,337,000, respectively, of which $220,000 and $733,000, respectively, was related to the amortization of debt issuance costs. Included in such interest expense is a loss on extinguishment of debt of $2.3 million relating to the write-off of the remaining balance of unamortized debt issuance costs associated with the Loan Agreement. For the period from September 13, 2019, the date of funding of the Amended Loan Agreement, through September 30, 2019, the Company recognized interest expense of $295,000 of which $34,000 was related to the amortization of debt issuance costs. For the three and nine months ended September 30, 2018, the Company recognized interest expense of $737,000 and $1,490,000, respectively, of which $156,000 and $312,000, respectively, was related to the amortization of debt issuance costs.

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

Note 7. Warrants

In 2014 the Company issued 19,931 warrants (“2014 Warrants”) to certain investors. The 2014 Warrants allow each holder to purchase one share of common stock for $5.912. There have been 18,512 2014 Warrants exercised, and 1,419 2014 Warrants remain outstanding as of September 30, 2019.

As part of the Loan Agreement discussed in Note 5, "Long-term Debt," the Lenders received warrants equal to 3.0% of the principal borrowing amounts concurrent with the borrowing. The warrants represent a right for the lender to purchase shares of the Company’s

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(unaudited)

common stock at an exercise price of $11.169 per share. The Company issued 53,720 warrants ("2018 Term A Warrants") upon the drawdown of the 2018 Term A Loan in February 2018, and the Company issued 40,292 warrants ("2018 Term B Warrants") upon the drawdown of the 2018 Term B Loan in September 2018. There have been no exercises of 2018 Term A Warrants or 2018 Term B Warrants, and as such all 53,720 warrants and 40,292 warrants, respectively, were outstanding as of September 30, 2019.

Because the warrants are a freestanding instrument, indexed to the Company's stock, they do not meet the criteria for equity classification. Therefore, the warrants are classified as liabilities and subject to remeasurement at each reporting period until they are exercised, expired, or otherwise settled.

The Company recognized gains of $8,000, $50,000 and $38,000 due to the change in fair value of the 2014 Warrants, the 2018 Term A Warrants and the 2018 Term B Warrants, respectively, during the three months ended September 30, 2019. The Company recognized gains of $76,000, $265,000 and $199,000 due to the change in fair value of the 2014 Warrants, the 2018 Term A Warrants and the 2018 Term B Warrants, respectively, during the nine months ended September 30, 2019. The Company recognized gains of $29,000, $79,000 and $343,000 due to the change in fair value of the 2014 Warrants, the 2018 Term A Warrants and the 2018 Term B Warrants, respectively, during the three months ended September 30, 2018. The Company recognized gains (losses) of $(149,000), $(131,000) and $343,000 due to the change in fair value of the 2014 Warrants, the 2018 Term A Warrants and the 2018 Term B Warrants, respectively, during the nine months ended September 30, 2018.

As of September 30, 2019, the following warrants were outstanding:

	Outstanding Warrants	Exercise Price per Warrant	Expiration Date

2014 Warrants	1,419	$5.912	August 2020
2018 Term A Warrants	53,720	$11.169	February 2025
2018 Term B Warrants	40,292	$11.169	September 2025
	95,431

Note 8. Commitments and Contingencies

The Company has non-cancellable operating leases for office space, which expire at various times through 2031. The non-cancellable office lease agreements provide for monthly lease payments, which increase during the term of each lease agreement.

In the first quarter of 2018, the Company signed a lease for office space in Chicago, Illinois. In the fourth quarter of 2018, the Company signed an amendment to this lease to occupy new space and relocated to this new space in March 2019. The future minimum lease payments of the amended lease are approximately $0 in 2019, $746,000 in 2020, $1,095,000 in 2021, $1,125,000 in 2022, $1,156,000 in 2023, and $9,747,000 for 2024 and thereafter.

Total rent expense under these operating leases was approximately $640,000 and $421,000 for the three months ended September 30, 2019 and 2018, respectively, and $1,683,000 and $841,000 for the nine months ended September 30, 2019 and 2018, respectively,

As of September 30, 2019, we had unused letters of credit of $1,083,000 which were issued primarily to secure leases.

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

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(unaudited)

The 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. On January 1, 2019, the number of shares of common stock available for issuance under the 2018 Plan was automatically increased by 835,728 shares. As of September 30, 2019, there were approximately 808,000 shares of common stock available for future issuance under the 2018 Plan.

The 2018 Employee Stock Purchase Plan ("ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to award up to 193,000 shares of common stock to participating employees. This plan became effective on the date immediately prior to the effectiveness of the Company's IPO registration statement. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31; (ii) 386,000 shares or (iii) such lesser number of shares as determined by the ESPP administrator. On January 1, 2019, the number of shares of common stock available for issuance under the ESPP increased by 208,932 shares. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. The first offering period for the ESPP began January 1, 2019 and ended June 30, 2019, at which time 24,229 shares were purchased. As of September 30, 2019, there were approximately 378,000 shares available for issuance under the ESPP.

The Equity Inducement Plan ("Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company intends to use this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercial launch of Gvoke and the expansion of the Company generally. The Company initially reserved 750,000 shares of common stock for the issuance of awards under the Inducement Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. As of September 30, 2019, there were approximately 442,000 shares of common stock available for future issuance under the Inducement Plan.

Stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards typically vest over two, three or four years from the grant date and expire ten years from the grant date.

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

The fair value of stock options granted was estimated with the following weighted average assumptions:

	Nine Months Ended September 30,
	2019	2018
Expected term (years)	6.1	6.0
Risk-free interest rate	1.55%	2.80%
Expected volatility	59.30%	58.55%
Expected dividends	—	—

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(unaudited)

Stock option activity for employee awards under the 2011 Plan, 2018 Plan and Inducement Plan for the nine months ended September 30, 2019 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2019	3,127,308	$8.06	8.69
Granted	1,478,650	12.51
Exercised and vested	(120,725)	2.01
Forfeited	(169,155)	15.39
Expired	(1,403)	19.77
Outstanding - September 30, 2019	4,314,675	$9.50	8.39
Exercisable - September 30, 2019	2,323,256	$5.11	7.63
Vested and expected to vest at September 30, 2019	4,054,703	$9.34	8.36

The weighted average fair value of awards granted to employees during the nine months ended September 30, 2019 was $5.08 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2019 was $1.1 million. The aggregate intrinsic value of awards vested and expected to vest as of September 30, 2019 was $12.7 million.

The Company also granted stock options to non-employees under the 2011 Plan and 2018 Plan. These awards are marked to fair value at the end of each reporting period until they vest. Stock option activity for these awards for the nine months ended September 30, 2019 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2019	3,392	$1.55	2.00
Granted	15,500	11.28
Exercised and vested	(1,053)	1.55
Outstanding - September 30, 2019	17,839	$11.48	9.19
Exercisable - September 30, 2019	0	$—	0.00
Vested and expected to vest at September 30, 2019	16,768	$11.48	9.19

The aggregate intrinsic value of non-employee awards vested and expected to vest at September 30, 2019 was $21,000. The aggregate intrinsic value of awards exercisable as of September 30, 2019 was $0. The Company recognized expense associated with these awards of $5,000 and $8,000 for the three months ended September 30, 2019 and 2018, respectively. The Company recognized expense associated with these awards of $13,000 and $65,000 for the nine months ended September 30, 2019 and 2018, respectively.

Restricted stock unit ("RSU") awards for the nine months ended September 30, 2019 were as follows:

Units
Unvested balance - January 1, 2019	0
Granted	125,000
Unvested balance - September 30, 2019	125,000

Restricted stock unit awards are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period). As of September 30, 2019,

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(unaudited)

there was $1.4 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 3.3 years.

The following table summarizes the reporting of total stock-based compensation expense resulting from employee and non-employee stock options, restricted stock units and the employee stock purchase plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Research and development	$279	$116	$774	$398
Selling, general and administrative	1,515	428	3,868	751
Total stock-based compensation expense	$1,794	$544	$4,642	$1,149

At September 30, 2019, there was a total of $16.8 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.73 years.

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

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(unaudited)

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2019 and December 31, 2018:

(in thousands)	Total as of September 30, 2019	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$56,160	$56,160	$—	$—

Investments:
U.S. government securities	$31,463	$31,463	$—	$—
Corporate securities	17,054	—	17,054	—
Agency securities	1,000	—	1,000	—
Commercial paper	10,707	10,707	—	—
Total investments	$60,224	$42,170	$18,054	$—

Liabilities
Warrant liabilities	$302	$—	$—	$302

(in thousands)	Total as of December 31, 2018	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$45,716	$45,716	$—	$—

Investments:
U.S. government securities	$38,737	$38,737	$—	$—
Corporate securities	15,066	—	15,066	—
Agency securities	11,931	—	11,931	—
Commercial paper	1,183	1,183	—	—
Total investments	$66,917	$39,920	$26,997	$—

Liabilities
Warrant liabilities	$860	$—	$—	$860

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

The Company has determined that the warrant liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the changes in the warrant liabilities:

(in thousands)
Balance at December 31, 2018	$860
Exercise of warrants	(18)
Change in fair value of warrants	(540)
Balance at September 30, 2019	$302

There were no transfers between any of the levels of the fair value hierarchy during the nine months ended September 30, 2019.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(unaudited)

Note 11. Available-for-Sale Investments

The Company classifies its investments in debt securities as available-for-sale. Debt securities are comprised of highly liquid investments with minimum “A” rated securities and, as of September 30, 2019, consist of U.S. Treasury and agency bonds and corporate entity commercial paper and securities with maturities of more than three months but less than two years at the date of purchase. Debt securities as of September 30, 2019 had an average remaining maturity of 0.63 years. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive gain (loss) in the condensed consolidated balance sheets. Refer to Note 10, "Fair Value Measurements," for information related to the fair value measurements and valuation methods utilized.

The following table represents the Company’s available-for-sale investments by major security type as of September 30, 2019:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value

Agency securities	$1,005	$—	$(5)	$1,000
Commercial paper	10,707	—	—	10,707
Corporate securities	17,052	3	(1)	17,054
U.S. government securities	31,483	—	(20)	31,463
Total available-for-sale investments	$60,247	$3	$(26)	$60,224

The Company reviews available-for-sale investments for other-than-temporary impairment loss quarterly. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the quarter ended September 30, 2019, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

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

The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	As of September 30,
	2019	2018
Vested and unvested stock options	4,332,514	2,753,208
Restricted stock units	125,000	—
Warrants	95,431	113,943
	4,552,945	2,867,151

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements for Forward-Looking Information

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements and the notes to those financial statements included in the Annual Report on Form 10-K filed on March 6, 2019 with the U.S. Securities and Exchange Commission. In addition to financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "will," "would," "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and terms of similar meaning are also generally intended to identify forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including, without limitation, the regulatory approval of our product candidates, our ability to market and sell our products and product candidates if approved, and other factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statements contained herein speak only as of the date hereof, and Xeris expressly disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Unless otherwise indicated, references to "Xeris," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Xeris Pharmaceuticals, Inc.
We are a specialty pharmaceutical company leveraging our novel non-aqueous formulation technology platforms, XeriSolTM and XeriJectTM, to develop and commercialize ready-to-use injectable and infusible drug formulations. We have developed a ready-to-use, room-temperature stable liquid glucagon formulation that, unlike any currently available products, can be administered without any preparation or reconstitution. Our first product, GvokeTM, delivers ready-to-use glucagon via a commercially available pre-filled syringe or auto-injector for the treatment of severe hypoglycemia, a potentially life-threatening condition. Gvoke was approved by the U.S. Food & Drug Administration ("FDA") for the treatment of severe hypoglycemia in pediatric and adult patients with diabetes ages 2 years and above on September 10, 2019. Gvoke is the first liquid glucagon product approved that can be administered via a pre-filled syringe (Gvoke PFS) or auto-injector (Gvoke HypoPenTM). We expect to begin the commercial launch of Gvoke PFS in mid-November 2019. Gvoke PFS will be available in two doses: a 0.5 mg/0.1 mL dose for pediatric patients and a 1 mg/0.2 mL dose for adolescent and adult patients. We expect Gvoke HypoPen will be available in 2020, also in both a 0.5 mg/0.1 mL dose for pediatric patients and a 1 mg/0.2 mL dose for adolescent and adult patients. Additionally, based on our interactions with the European Medicines Agency, or EMA, regarding our development path in Europe, we completed a requisite Phase 3 trial to support our European Marketing Authorization Application, or MAA, which we plan to submit by the end of 2019. We also are applying our novel ready-to-use, room-temperature stable liquid glucagon formulation for the management of hypoglycemia associated with additional intermittent and chronic conditions with significant unmet medical need. In addition, we are applying our technology platforms to convert other commercially available drugs into ready-to-use, room-temperature stable liquid formulations to address the needs in multiple therapeutic areas and conditions, including epilepsy and diabetes.

We continue to build our commercial organization, including hiring individuals in commercial operations and sales and marketing, to support the commercial launch of Gvoke in the United States. Outside the United States we plan to pursue development and commercialization partnerships. We currently contract with third parties for the manufacture, assembly, testing, packaging, storage and distribution of our products.

Since our inception in 2005, we have devoted substantially all of our resources to research and development initiatives, undertaking preclinical studies of our product candidates, conducting clinical trials of our most advanced product candidates, organizing and staffing our company, raising capital and preparing for commercialization of our first product, Gvoke, which was approved by the FDA on September 10, 2019. As of September 30, 2019, we had not yet generated any revenue from product sales.

We have funded our operations to date primarily with proceeds from the sale of preferred and common stock, debt financing and grant awards received from the National Institutes of Health ("NIH") and other philanthropic organizations. In particular, we have received cash proceeds of $104.9 million from sales of our preferred stock, $98.3 million from our June 2018 initial public offering ("IPO") of our common stock, $60.0 million from the Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”), $60.0 million from our February 2019 public offering and $12.9 million from grant awards from the NIH and other philanthropic organizations. In the February 2019 public offering, we sold an aggregate of 5,996,775 shares of our common stock at a price of $10.00 per share, including 116,775 shares sold pursuant to the underwriters’ option to purchase additional shares of common stock. Net proceeds from this public offering were $55.5 million after deducting underwriting discounts and commissions as well as other public offering expenses.

For the three months ended September 30, 2019 and 2018, we reported net losses of $32.8 million and $14.8 million, respectively. For the nine months ended September 30, 2019 and 2018, we reported net losses of $92.5 million and $39.7 million, respectively. We have not been profitable since inception, and, as of September 30, 2019, our accumulated deficit was $213.2 million. In the near term, we expect to continue to incur significant expenses, operating losses and net losses as we:

■	begin our marketing and selling efforts for the commercial launch of Gvoke, including hiring additional members of our sales force;

■	continue our research and development efforts;

■	seek regulatory approval for new product candidates and product enhancements;

■	hire and retain additional personnel and add operational, financial and management information systems; and

■	continue to operate as a public company.

We do not expect to generate significant product revenue until we successfully commercialize Gvoke. We expect to continue to seek public equity and debt financing to meet our capital requirements. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to commercialize our product candidates. In addition, we may not be profitable even if we commercialize any of our product candidates.

Components of our Results of Operations

Revenue and Cost of Revenue

Grant income is derived from grants that we received from the NIH and other philanthropic organizations to help bring necessary drugs to the marketplace where there are currently unmet needs. As of September 30, 2019, we are eligible to receive $0.6 million in awarded unused grants that can be utilized to offset program costs for several of our ready-to-use glucagon programs as well as our diazepam program, in accordance with the grant agreements. These awards will be recognized as grant income when we have performed the services as outlined in the grant agreements.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. We recognize research and development expenses as incurred. Research and development expenses that are paid in advance of performance are capitalized until services are provided or goods are delivered. Research and development expenses include:

■	the cost of acquiring and manufacturing preclinical and clinical trial materials and manufacturing scale-up expenses until a product is available for commercial sale;

■	expenses incurred under agreements with contract research organizations, or CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;

■	employee-related expenses, which include salaries, benefits and stock-based compensation;

■	laboratory materials and supplies used to support our research activities;

■	outsourced product development services;

■	expenses relating to regulatory activities, including filing fees paid to regulatory agencies; and

■	allocated expenses for facility-related costs.

Research and development activities are central to our business model. We expect to continue to incur significant research and development expenses as we conduct new clinical trials, prepare regulatory filings for our product candidates, and add headcount to support these efforts. In particular, we expect to continue to incur significant research and development expenses in the near term as we:

■	complete registration of Gvoke in Europe and conduct additional manufacturing scale-up for Gvoke;

■
continue the development of our additional ready-to-use glucagon programs including Post-Bariatric Hypoglycemia, Hypoglycemia-Associated Autonomic Failure, and Exercise-Induced Hypoglycemia, and provide our liquid stable glucagon, at no cost, for approved Expanded Access requests for the treatment of Congenital Hyperinsulinism. (Expanded Access is a process regulated by the FDA that allows the use of an investigational new drug outside of a clinical trial in patients for the diagnosis, monitoring, or treatment of a serious disease or condition.);

■	advance device development partnering efforts;

■	conduct preclinical and clinical work for our Pramlintide-Insulin program;

■	continue clinical development for our ready-to-use diazepam rescue pen; and

■	continue to advance other pipeline candidates.

Our research and development expenses may vary significantly over time due to uncertainties relating to the terms and timing of regulatory approvals and unexpected results of our clinical trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of compensation and related personnel costs (including stock-based compensation), marketing and selling expenses, professional fees and facility costs not otherwise included in research and development expenses. We expect selling and marketing costs to increase significantly as we begin our marketing and selling efforts for the commercial launch of Gvoke in the United States and continue to build out our sales force in the fourth quarter of 2019.

As a public reporting company, we have incurred greater expenses, including increased payroll, legal and compliance, accounting, insurance and investor relations costs. We expect some of these costs to continue to increase in conjunction with our anticipated growth as a public reporting company.

Other Income (Expense)

Other income (expense) consists primarily of interest expense related to our loan agreements, interest income earned on deposits and investments, and the change in fair value of our warrants.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	$ Change	2019	2018	$ Change

Grant income	$314	$582	$(268)	$843	$1,611	$(768)
Service revenue	9	—	9	48	53	(5)
Cost of revenue	10	—	10	33	42	(9)
Gross profit	313	582	(269)	858	1,622	(764)

Operating expenses:
Research and development	15,518	10,875	4,643	48,018	28,264	19,754
Selling, general and administrative	14,877	4,650	10,227	42,419	12,388	30,031
Expense from operations	30,395	15,525	14,870	90,437	40,652	49,785
Loss from operations	(30,082)	(14,943)	(15,139)	(89,579)	(39,030)	(50,549)
Other income (expense):
Interest and other income	657	462	195	2,173	796	1,377
Interest expense	(3,507)	(737)	(2,770)	(5,632)	(1,490)	(4,142)
Change in fair value of warrants	96	451	(355)	540	63	477
Total other income (expense)	(2,754)	176	(2,930)	(2,919)	(631)	(2,288)
Net loss	$(32,836)	$(14,767)	$(18,069)	$(92,498)	$(39,661)	$(52,837)

Research and Development Expenses

The following table summarizes our research and development expenses by expense category for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	$ Change	2019	2018	$ Change

Clinical and preclinical studies	$5,325	$2,757	$2,568	$14,576	$8,795	$5,781
Pharmaceutical process development	6,098	5,344	754	23,546	13,210	10,336
Compensation and related personnel costs	3,816	2,658	1,158	9,122	5,861	3,261
Stock-based compensation	279	116	163	774	398	376
Total research and development expenses	$15,518	$10,875	$4,643	$48,018	$28,264	$19,754

The following table summarizes our research and development expenses by program for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	$ Change	2019	2018	$ Change

Gvoke	$4,248	$5,866	$(1,618)	$21,198	$14,898	$6,300
Other ready-to-use glucagon programs	4,066	1,124	2,942	8,706	2,894	5,812
Additional pipeline programs	2,786	405	2,381	5,429	1,335	4,094
Overhead (personnel, facilities and other expenses)	4,418	3,480	938	12,685	9,137	3,548
Total research and development expenses	$15,518	$10,875	$4,643	$48,018	$28,264	$19,754

Research and development expenses increased $4.6 million for the three months ended September 30, 2019 in comparison to the three months ended September 30, 2018. The increase was primarily driven by manufacturing costs for Gvoke prior to commercialization of $2.6 million, increased expenses associated with our clinical and preclinical trials of $2.6 million, and increased personnel expenses due to additional headcount and other employee-related costs of $1.3 million, partially offset by professional service costs incurred supporting the preparation of our Gvoke NDA filing in the prior year.

Research and development expenses increased $19.8 million for the nine months ended September 30, 2019 in comparison to the nine months ended September 30, 2018. The increase was primarily driven by manufacturing costs for Gvoke prior to commercialization of $13.2 million, increased expenses associated with our clinical and preclinical trials of $5.8 million, and increased personnel expenses due to additional headcount and other employee-related costs of $3.6 million, partially offset by professional service costs incurred supporting the preparation of our Gvoke NDA filing in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.2 million for the three months ended September 30, 2019 in comparison to the three months ended September 30, 2018. The increase was primarily driven by increases in marketing and selling expenses of $4.5 million, an increase in compensation and related personnel costs of $2.7 million and stock-based compensation expense of $0.8 million due to additional headcount to support commercialization efforts of Gvoke, and increased administrative and legal costs as a result of being a public company of $2.2 million.

Selling, general and administrative expenses increased $30.0 million for the nine months ended September 30, 2019 in comparison to the nine months ended September 30, 2018. The increase was primarily driven by increases in marketing and selling expenses of $13.6 million, an increase in compensation and related personnel costs of $9.6 million and stock-based compensation expense of $2.7 million due to additional headcount to support commercialization efforts of Gvoke, and increased administrative and legal costs as a result of being a public company of $4.1 million.

Other Income (Expense)

For the three and nine months ended September 30, 2019, interest expense increased $2.8 million and $4.1 million in comparison to the three and nine months ended September 30, 2018, respectively, primarily due to a loss on extinguishment of debt of $2.3 million and increased borrowing levels. For the three and nine months ended September 30, 2019, interest and other income increased $0.2 million and $1.4 million in comparison to the three and nine months ended September 30, 2018, respectively, as a result of an increase in cash equivalents and investments related to net proceeds from public equity offerings and debt financing and higher interest rates. In addition, the change in fair value of warrants increased (decreased) by ($0.4 million) and $0.5 million for the three and nine months ended September 30, 2019 when compared to the three and nine months ended September 30, 2018, respectively.

Liquidity and Capital Resources

Our primary uses of cash are to fund research and development of our products, marketing and selling costs related to commercialization of Gvoke, other operating expenses and working capital requirements. Historically, we have funded our operations primarily through private placements of convertible preferred stock, public offerings of common stock, issuance of debt, and grants awarded from the NIH and other philanthropic organizations. In June 2018, we completed our IPO of 6,555,000 shares of our common stock at a price of $15.00 per share for aggregate net proceeds of $88.9 million after deducting underwriting discounts and commissions as well as other public offering expenses. On February 19, 2019, we completed a public offering and sold an aggregate of 5,996,775 shares of common stock at a price of $10.00 per share, including 116,775 shares of common stock pursuant to the exercise of the underwriters' option to purchase additional shares. Net proceeds from this public offering were $55.5 million after deducting underwriting discounts and commissions as well as other public offering expenses. On September 10. 2019, we entered into an amended and restated loan and security agreement that provides for term loans of up to an aggregate of $85.0 million, of which $60.0 million was drawn on September 13, 2019. We become eligible to draw the second tranche of $15.0 million and the third tranche of $10.0 million following the Company’s achievement of certain revenue targets prior to March 31, 2021 and June 30, 2021, respectively. On August 6, 2019, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, which we refer to as the Shelf. We simultaneously entered into a Sales Agreement with Jefferies LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $50.0 million of our common stock from time to time in "at-the-market" offerings under the Shelf. The Shelf was declared effective by the SEC on August 21, 2019. As of September 30, 2019, we have $0.6 million in awarded unused grants that can be utilized to offset program costs for several of our ready-to-use glucagon programs as well as our diazepam program, in accordance with the grant agreements.

Capital Resources and Funding Requirements

We have incurred operating losses since inception, and we have an accumulated deficit of $213.2 million at September 30, 2019. We believe that our cash and cash equivalents and investments, expected revenue from sales of Gvoke, and expected additional borrowing capacity will enable us to sustain operations and capital expenditure requirements for at least the next 12 months. We expect to incur substantial additional expenditures in the near term to support our ongoing activities and the commercial launch of Gvoke. Additionally, we expect to incur additional costs as a result of operating as a public company. We expect to continue to incur net losses for at least the next 12 months. Our ability to fund our product development and clinical operations, including completion of our planned Phase 2 and Phase 3 clinical trials, as well as commercialization of our product candidates will depend on the amount and timing of cash received from future financings. Our future capital requirements will depend on many factors, including:

■    the costs, timing and outcomes of clinical trials and regulatory reviews associated with our product candidates;
■    the costs of commercialization activities, including product marketing, sales and distribution;

■	our degree of success in commercializing Gvoke;

■	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
■    the emergence of competing technologies and products and other adverse market developments;
■    the effect on our product development activities of actions taken by the FDA or other regulatory authorities; and
■    the number and types of future products we develop and commercialize.

As we begin to generate revenue from sales of our first product, Gvoke, we may not generate a sufficient amount of product revenues to fund our cash requirements. Accordingly, we may need to obtain additional financing in the future which may include public or private debt and/or equity financings. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to successfully commercialize our product candidates. The issuance of equity securities may result in dilution to stockholders. If we raise additional funds through the issuance of debt, which may have rights, preferences and privileges senior to those of our common stockholders, the terms of the debt could impose significant restrictions on our operations. The failure to raise funds as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. If additional funding is not secured when required, we may need to delay or curtail our operations until such funding is received, which would have a material adverse impact on our business prospects and results of operations.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2019	2018

Net cash used in operating activities	$(74,774)	$(37,944)
Net cash provided by (used in) investing activities	6,658	(56,538)
Net cash provided by financing activities	78,560	128,182
Increase in cash and cash equivalents	$10,444	$33,700

The increase in cash used in operating activities for the nine-month period ended September 30, 2019 was primarily driven by increased spending in research and development and selling, general and administrative operating expenses. For a discussion regarding the increase in spending, refer to "Results of Operations" included in this Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Cash provided by investing activities for the nine-month period ended September 30, 2019 was primarily due to net sales of investments, partially offset by capital expenditures.

Cash provided by financing activities for the nine-month period ended September 30, 2019 was primarily due to the net proceeds from the public offering of our common stock of $55.5 million and net proceeds from the issuance of long-term debt of $22.7 million. In the nine-month period ended September 30, 2018, cash provided by financing activities was primarily due to net proceeds from the initial public offering of our common stock of $88.9 million, net proceeds from the issuance of long-term debt of $34.7 million and the sale of Series C Preferred Stock of $4.4 million.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except as noted below.

In September 2019, we entered into an Amended and Restated Loan and Security Agreement which will provide up to $85.0 million in term loans to the Company in three tranches. The initial tranche of $60.0 million was drawn down and outstanding as of September 30, 2019. Refer to Note 5, "Long-term Debt," of the Notes to Condensed Consolidated Financial Statements for information related to the amended debt agreement and future principal payments.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had unused letters of credit of $1,083,000 that are primarily used to secure leases.

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

Our significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," in the Notes to Condensed Consolidated Financial Statements.

New Accounting Standards

Refer to Note 2, "Summary of Significant Accounting Policies," of the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements applicable to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to changes in interest rates.

Interest Rate Risk

Cash and Cash Equivalents and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash and cash equivalents and investments outstanding at September 30, 2019 would increase or decrease interest income by approximately $1.2 million on an annual basis. Any changes to interest income on investments would only be realized if the investment were sold prior to maturity.

Amended and Restated Loan and Security Agreement—Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. Based on our outstanding borrowings at September 30, 2019, a one-percentage point increase or decrease in interest rates would have a $0.6 million effect on interest expense on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act") and, based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to begin the commercial launch of our first product, GvokeTM PFS, in mid-November 2019 and expect to launch Gvoke HypoPenTM in 2020. We have no history of commercializing pharmaceutical products and have limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. As of September 30, 2019, we have not generated product revenues. We have financed our operations primarily through private placements of our preferred stock, borrowings under the Amended and Restated Loan and Security Agreement ("Amended Loan Agreement") that we entered into with Oxford Finance LLC and Silicon Valley Bank, our initial public offering in June 2018, or our IPO, and our public offering in February 2019. We have not yet demonstrated an ability to conduct sales and marketing activities necessary for successful product commercialization. We have not yet demonstrated an ability to manufacture Gvoke PFS and Gvoke HypoPen (collectively "Gvoke") on a commercial scale or arrange for a third party to do so on our behalf. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies prior to commercialization of any product candidates, especially pharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully commercializing pharmaceutical products. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

We have incurred significant losses in every fiscal year since inception. For the nine months ended September 30, 2019 and 2018, we reported a net loss of $92.5 million and $39.7 million, respectively. In addition, our accumulated deficit as of September 30, 2019 was $213.2 million. Substantially all our operating losses have resulted from costs incurred in connection with research and development, clinical and regulatory initiatives to obtain approvals for our product candidates and preparation for commercialization of Gvoke.

We expect to continue to incur significant operating expenses as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. In particular, we anticipate that we will continue to incur significant expenses as we:

■	build commercial infrastructure to support sales and marketing for Gvoke and our other product candidates;
■	continue our research and development efforts;
■	seek regulatory approval for new product candidates and product enhancements;
■	hire and retain additional personnel and add operational, financial and management information systems; and
■	continue to operate as a public company.

Our first product, Gvoke, was approved by the U.S. Food & Drug Administration ("FDA"), for the treatment of severe hypoglycemia in pediatric and adult patients with diabetes ages 2 years and above on September 10, 2019. Our ability to generate revenue from Gvoke, and our other product candidates, and to transition to profitability and generate positive cash flows is uncertain and depends on the successful commercialization of Gvoke and our other product candidates. Many of our product candidates are still in development. Successful development and commercialization will require achievement of key milestones, including completing clinical trials and obtaining marketing approval for our product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, and if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment.

We have not yet generated revenue from Gvoke or our other product candidates, and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. We have not yet generated revenue from Gvoke PFS. We expect to begin the commercial launch of Gvoke PFS in mid-November 2019. We do not expect to generate significant revenue until we successfully commercialize Gvoke. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

■	obtain commercial quantities of Gvoke at acceptable cost levels;
■	obtain marketing approval for our product candidates;
■
achieve an adequate level of market acceptance of our products in the medical community and with third-party payors, including placement in accepted clinical guidelines for the conditions for which our product candidates are intended to target;

■	obtain and maintain third-party coverage and adequate reimbursement for our products;
■	launch and commercialize our products utilizing our own sales force in the United States or in other key territories by entering into partnership or co-promotion arrangements with third parties; and
■	successfully develop and obtain marketing approval for our other product candidates.

We expect to incur significant sales and marketing costs as we begin commercialization of Gvoke. Even if we expend these costs, Gvoke and our other product candidates, if approved, may not be commercially successful. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and may be unable to continue operations without continued funding.

We may require additional capital to sustain our business, and this capital may cause dilution to our stockholders and might not be available on terms favorable to us, or at all, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Pharmaceutical development is a time consuming, expensive and uncertain process that takes years to complete. In addition, if any of our product candidates are approved, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, packaging and distribution. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs. We will be required to expend significant funds in order to commercialize Gvoke, as well as any of our other product candidates that receive marketing approval.

We may be required to obtain further funding through public equity offerings, debt financings, royalty-based financing arrangements, collaborations and licensing arrangements or other sources. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing obtained by us would be senior to our common stock, would likely cause us to incur interest expense, and could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may increase our expenses and make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions and in-licensing opportunities. We may also be required to secure any such debt obligations with some or all of our assets. For example, our Amended Loan Agreement is secured by substantially all of our existing property and assets, including our intellectual property assets, subject to certain exceptions.

If we raise additional funds through collaborations or marketing, distribution or licensing, or royalty-based financing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. Securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the commercialization of Gvoke and development and commercialization, if approved, of our product candidates. It is also possible that we may allocate significant amounts of capital toward solutions or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Any of these negative developments could have a material adverse effect on our business, operating results, financial condition and common stock price.

We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

Our Amended Loan Agreement provides for term loans of up to an aggregate of $85.0 million, of which $60.0 million was drawn in September 2019. We become eligible to draw the second tranche of $15.0 million and the third tranche of $10.0 million following the Company’s achievement of certain revenue targets prior to March 31, 2021 and June 30, 2021, respectively.

All obligations under our Amended Loan Agreement are secured by substantially all of our existing property and assets, including our intellectual property assets, subject to certain limited exceptions. This debt financing may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity.

Failure to satisfy our current and future debt obligations under our Amended Loan Agreement could result in an event of default and, as a result, our lenders could accelerate all of the amounts due. Events of default also include our failure to comply with customary affirmative covenants as well as our breach of customary negative covenants in the Amended Loan Agreement. Affirmative covenants include the maintenance of a minimum cash balance equal to the outstanding obligations plus $5.0 million in the event that we maintain one or more permitted accounts at other institutions. Negative covenants include prohibition on the payment of dividends and distributions, certain mergers and change of control events, and restrictions on the incurrence of additional debt. In addition, the occurrence of material adverse changes in the company’s business, including its prospect of repayment of its obligations, could result in an event of default. In the event of an acceleration of amounts due under our Amended Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness while still pursuing our current business strategy. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.

Risks Related to the Commercialization and Marketing of our Products and Product Candidates

Our business depends entirely on the success of our products and product candidates. Even if approved, our product candidates may not be accepted in the marketplace and our business may be materially harmed.

To date, we have expended significant time, resources and effort on the development of our product candidates, and a substantial portion of our resources will be focused on launching, marketing and commercializing our first product, Gvoke, in the United States. Our business and future success are substantially dependent on our ability to generate product revenues in the near term and will depend on our ability to successfully commercialize Gvoke. Our other product candidates are in earlier stages of development and subject to the risks of failure inherent in developing drug products. Any delay or setback in the regulatory approval, product launch, commercialization or distribution of any of our other product candidates will adversely affect our business. We may not be able to successfully launch or commercialize our products or meet our expectations with respect to revenues. We expect to begin the commercial launch of our first pharmaceutical product, Gvoke, in mid-November 2019. There is no guarantee that the infrastructure, systems, processes, policies, relationships and materials we have built in anticipation of the commercialization of Gvoke will be sufficient for us to achieve success at the levels we expect. Further, our products may contain undetected manufacturing defects, including mislabeling, which might require product replacement, re-labeling or product recalls, which could further harm our business.

Even if all regulatory approvals are obtained, the commercial success of our products and product candidates, if approved, depends on gaining market acceptance among physicians, patients, patient advocacy groups, healthcare payors and the medical community. The degree of market acceptance of our products and product candidates will depend on many factors, including:

■	the scope of regulatory approvals, including limitations or warnings contained in a product's regulatory-approved labeling;
■	our ability to produce, through a validated process, sufficiently large quantities of our products to permit successful commercialization;
■	our ability to establish and maintain commercial manufacturing arrangements with third-party manufacturers;
■	our ability to build and maintain sales, distribution and marketing capabilities sufficient to launch commercial sales of our products;
■	the acceptance in the medical community of the potential advantages of the products, including with respect to our efforts to increase adoption of our products by patients and healthcare providers;
■	the incidence, prevalence and severity of adverse side effects of our products;

■	the willingness of physicians to prescribe our products and of the target patient population to try these therapies;
■	the price and cost-effectiveness of our products;
■	the extent to which each product is approved for use at, or included on formularies of, hospitals and managed care organizations;
■	any negative publicity related to our or our competitors’ products or other formulations of products that we administer, including as a result of any related adverse side effects;
■	alternative treatment methods and potentially competitive products;
■	the potential advantages of our products over existing and future treatment methods;
■	the strength of our sales, marketing and distribution support; and
■	the availability of sufficient third-party coverage and reimbursement.

Additionally, if, after marketing approval of any of our products or product candidates, we or others later identify undesirable or unacceptable side effects caused by such products, a number of potentially significant negative consequences could result, including:

■	regulatory authorities may withdraw approvals of such product, require us to take our approved product off the market or ask us to voluntarily remove the product from the market;
■	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;
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

The market opportunity for our products and product candidates may be smaller than we estimate.

The potential market opportunity for our products and product candidates is difficult to precisely estimate. Our estimates of the potential market opportunity for our products and product candidates include several key assumptions of the current market size and current pricing for commercially available products and are based on industry and market data obtained from industry publications, studies conducted by us, our industry knowledge, third-party research reports and other surveys. Industry publications and third-party research generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. For example, our projections for the potential size of the market for Gvoke are based on our belief that we would be able to increase the adoption of emergency glucagon products by patients and care providers. While we believe that our internal assumptions are reasonable, if any of these assumptions proves to be inaccurate, then the actual market for our products and product candidates could be smaller than our estimates of our potential market opportunity. If the actual market for our products and product candidates is smaller than we expect, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

Our company has limited experience marketing and selling drug products and has recently developed an internal sales organization. If we are unable to establish or do not maintain sufficient marketing, sales and distribution capabilities or enter into agreements with third parties to market, sell and distribute our products on terms acceptable to us, we may not be able to generate product revenues and our business, results of operations, and financial condition will be materially adversely affected.

We have recently developed our commercial infrastructure for the sales, marketing and distribution of Gvoke. In order to successfully commercialize Gvoke and our product candidates, we will need to maintain, and may need to expand our marketing, sales, distribution, managerial and other non-technical capabilities and/or make arrangements with third parties to perform some or all of these services. We have recently established a sales force to market Gvoke in the United States. There are significant expenses and risks involved with establishing our own sales and marketing capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in our ability to maintain or expand, if needed, our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact the commercialization of our products, including Gvoke.

We cannot be sure that we will be able to recruit, hire and retain a sufficient number of sales representatives or that they will be effective at promoting our products. In addition, we will need to commit significant additional management and other resources to establish and grow our sales organization. We may not be able to achieve the necessary development and growth in a cost-effective manner or realize a positive return on our investment. We will also have to compete with other companies to recruit, hire, train and retain sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products include:

■	our inability to recruit, train and retain adequate numbers of sales and marketing personnel;
■	the inability of sales personnel to obtain access to or to persuade adequate numbers of physicians to prescribe any of our product candidates that receive regulatory approval; and
■	unforeseen costs and expenses associated with maintaining an independent sales and marketing organization.

In the event that we are unable to effectively deploy our sales organization or distribution strategy on a timely and efficient basis, if at all, the commercialization of our product candidates could be delayed which would negatively impact our ability to generate product revenues.

We intend to leverage the sales and marketing capabilities that we are establishing for Gvoke to commercialize additional product candidates for the management of other hypoglycemic conditions, if approved by the FDA, in the United States. If we are unable to do so for any reason, we would need to expend additional resources to establish commercialization capabilities for those product candidates, if approved.

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

Our reliance on third-party suppliers, including single-source suppliers, and a limited number of options for alternate sources for Gvoke or our other product candidates could harm our ability to develop our product candidates or to commercialize Gvoke or any other product candidates that are approved.

We do not currently own or operate manufacturing facilities for the production of Gvoke or our product candidates. We rely on third-party suppliers to manufacture and supply our products. We currently rely on a number of single-source suppliers, such as Bachem Americas, Inc., or Bachem, for active pharmaceutical ingredient, or API, Pyramid Laboratories Inc., or Pyramid, for drug product and SHL Pharma, LLC, or SHL Pharma, for auto-injector and final product assembly, and we have entered into several supply agreements including with Bachem, Pyramid and SHL Pharma. Our third-party suppliers may not be able to produce sufficient inventory to meet commercial demand in a timely manner, or at all. Our third-party suppliers may not be required to provide us with any guaranteed minimum production levels or have dedicated capacity for our products. As a result, there can be no assurances that we will be able to obtain sufficient quantities of products, including Gvoke, or other key materials in the future, which could have a material adverse effect on our business as a whole.

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

Gvoke and some of our other product candidates are drug-device combination products that are regulated under the drug regulations of the FDCA based on their primary mode of action as a drug. Third-party manufacturers may not be able to comply with the current Good Manufacturing Practices, or cGMPs, regulatory requirements applicable to drug-device combination products, including applicable provisions of the FDA’s drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulations, or QSRs, or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of our products and product candidates, re-labeling or re-packaging of our products, operating restrictions and criminal prosecutions, any of which could significantly affect the supply of our products and product candidates. The facilities used by our contract manufacturers to manufacture our products and product candidates must be approved by the FDA pursuant to inspections conducted by the FDA. The FDA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs and QSRs. Contract manufacturers may face manufacturing or quality control problems causing drug substance or device component production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP or QSR requirements. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If foreign regulatory authorities do not approve these facilities for the manufacture of Gvoke and if the FDA or such foreign regulatory authorities do not approve these facilities for the manufacture of our other product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products or develop, obtain regulatory approval for or market our product candidates, if approved. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or may not be able to maintain compliance with the applicable cGMP and QSR requirements. Any failure to comply with cGMP or QSR requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our research and development activities and our ability to develop our product candidates and market our products and any future products following approval.

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

Our future revenues and profitability will be adversely affected if U.S. and foreign governmental, private third-party insurers and payors and other third-party payors, including Medicare and Medicaid, do not agree to defray or reimburse the cost of our products to the patients. If these entities fail to provide coverage and reimbursement with respect to our products or provide an insufficient level of coverage and reimbursement, our products may be too costly for some patients to afford them and physicians may not prescribe them. In addition, limitations on the amount of reimbursement for our products may also reduce our profitability. In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, actions and proposals to control and reduce healthcare costs. There have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any of our products or product candidates for which we obtain marketing approval. Government and other third-party payors are also challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs. On December 27, 2018, the District Court for the District of Columbia invalidated a recent reimbursement formula change under the 340B program. The 340B program imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. It is unclear how this decision could affect covered hospitals who might purchase our products in the future and affect the rates we may charge such facilities for our approved products.

Market acceptance and sales of our products and product candidates that we develop, if approved, will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. In the United States, no uniform policy of coverage and reimbursement for drugs exists among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, obtaining coverage and reimbursement approval of a drug from a government or other third-party payor is a time consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our drugs on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. We cannot be certain that reimbursement will be available for any of our product candidates or that reimbursement rates will not change for our current products. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any of our products or product candidates.

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

Some patients may require health insurance coverage to afford our products or product candidates, and if we are unable to obtain adequate coverage and reimbursement by third-party payors, our ability to successfully commercialize our products or product candidates may be adversely impacted. Any limitation on the use of our products or any decrease in the price of our products will have a material adverse effect on our ability to achieve profitability.

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

Gvoke's success will be dependent on its proper use by patients, healthcare practitioners and caregivers.

While we have designed Gvoke to be operable by patients, caregivers and healthcare practitioners, we cannot control the successful use of the product by patients, caregivers and healthcare practitioners. Even though Gvoke was used correctly by individuals in our human factors studies, there is no guarantee that these results will be replicated by users in the future. If we are not successful in promoting the proper use of Gvoke by patients, healthcare practitioners and caregivers, we may not be able to achieve market acceptance or effectively commercialize Gvoke. In addition, even in the event of proper use of Gvoke, individual devices may fail. Increasing the scale of production inherently creates increased risk of manufacturing errors, and we may not be able to adequately inspect every device that is produced, and it is possible that individual devices may fail to perform as designed. Manufacturing errors could negatively impact market acceptance of any of our products, result in negative press coverage, or increase the risk that we may be sued.

Guidelines and recommendations can reduce the use of our products.

Government agencies and industry associations such as the American Diabetes Association promulgate guidelines applicable to certain drug classes which may include our products and product candidates that we are developing. Recommendations from these organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Regulations or guidelines affecting our products and product candidates that we are developing or the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers could result in decreased use of our products or negatively impact our ability to gain market acceptance and market share.

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

If our third-party manufacturers of Gvoke or our other product candidates are unable to increase the scale of their production of our products or our other product candidates, or increase the product yield of manufacturing, then our costs to manufacture the product may increase and commercialization may be delayed.

In order to produce sufficient quantities to meet the demand for the commercialization of Gvoke, and the clinical trials and subsequent commercialization of any of our other product candidates in our pipeline or that we may develop, our third-party manufacturers will be required to increase their production and automate and otherwise optimize their manufacturing processes while maintaining the quality of the product. The transition to larger scale production could prove difficult. In addition, if our third-party manufacturers are not able to automate and otherwise optimize their manufacturing process to increase the product yield for Gvoke and other components of Gvoke or our other product candidates, or if they are unable to produce increased amounts of Gvoke or our other product candidates while maintaining quality, then we may not be able to meet the demands of clinical trials or market demands, which could decrease our ability to generate revenues and have a material adverse impact on our business and results of operations. Any delay in our third-party manufacturers' ability to produce any of our products could have a material adverse effect on our launch plans, our business, our results of operations and financial condition.

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

We may be adversely affected by any disruptions to third-party suppliers that manufacture and supply our products.

Any disruption to the facilities of our third-party suppliers resulting from weather-related events, fire, acts of terrorism, or any other cause could materially impair our ability to manufacture our products and to distribute our products to customers. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers. If we are unable to arrange for third-party suppliers of our materials and products, or to do so on commercially reasonable terms, we may not be able to market our products or other product candidates that may be approved in the future. Additionally, our business could be temporarily adversely affected by higher costs for materials, increased shipping and storage costs, increased labor costs, and scheduling issues. Any interruption in the production or delivery of our supplies could reduce sales of our products and increase our costs.

Risks Related to the Product Development and Regulatory Approval of Our Product Candidates

We cannot be certain that our product candidates will receive marketing approval. Without marketing approval, we will not be able to commercialize our product candidates.

We have devoted significant financial resources and business efforts to the development of our product candidates. We cannot be certain that any of our other product candidates will receive marketing approval.

The development of a product candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA in the United States and by comparable regulatory authorities in other countries. We are not permitted to market our product candidates in the United States until we receive approval of a New Drug Application ("NDA") from the FDA. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.

NDAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. Any delay or setback in the regulatory approval or commercialization of any of our other product candidates will adversely affect our business.

The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example, the FDA:

■	could determine that we cannot rely on the Section 505(b)(2) regulatory pathway or other pathways we have selected, as applicable, for our product candidates;
■
could determine that the information provided by us was inadequate, contained clinical deficiencies or otherwise failed to demonstrate the safety and effectiveness of our product candidates for any indication;

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

■
may determine that we have identified the wrong listed drug or drugs or that approval of our Section 505(b)(2) application for any of our product candidates is blocked by patent or non-patent exclusivity of the listed drug or drugs or of other previously approved drugs with the same conditions of approval as any of our product candidates (as applicable);

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

We intend to utilize the 505(b)(2) pathway for the regulatory approval of certain of our product candidates. If the FDA does not conclude that such product candidates meet the requirements of Section 505(b)(2), final marketing approval of our product candidates by the FDA or other regulatory authorities may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.

We are pursuing a regulatory pathway pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, for the approval of certain of our product candidates, which allows us to rely on submissions of existing clinical data for the drug. Section  505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments, and permits the submission of an NDA where at least some of the information required for approval comes from preclinical studies or clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The FDA interprets Section 505(b)(2) of the FDCA to permit the applicant to rely upon the FDA’s previous findings of safety and efficacy for an approved product. The FDA requires submission of information needed to support any changes to a previously approved drug, such as published data or new studies conducted by the applicant or clinical trials demonstrating safety and efficacy. The FDA could require additional information to sufficiently demonstrate safety and efficacy to support approval.

If the FDA determines that our product candidates do not meet the requirements of Section 505(b)(2), we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. In March 2010, President Obama signed into law legislation creating an abbreviated pathway for approval under the Public Health Service Act, or PHS Act, of biological products that are similar to other biological products that are approved under the PHS Act. The legislation also expanded the definition of biological product to include proteins such as insulin. The new law contains transitional provisions governing protein products such as insulin, that, under certain circumstances, might permit companies to seek approval for their insulin products as biologics under the PHS Act and might require that our XeriSol pramlintide-insulin co-formulation be approved under the PHS Act rather than in a 505(b)(2) NDA. In addition, if any of our product candidates are approved under Section 505 of the FDCA as of the March 23, 2020 transition date and are then “deemed to be a license” for the biological product under section 351 of the PHS Act, we could lose certain unexpired exclusivity and this could materially harm our business. If our product candidates do not meet the requirements of Section 505(b)(2) or are otherwise ineligible for approval via the Section 505(b)(2) pathway, the time and financial resources required to obtain FDA approval for these product candidates, and the complications and risks associated with these product candidates, would likely substantially increase. Moreover, an inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.

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

Certain of our product candidates are drug and device combination products that require coordination within the FDA and similar foreign regulatory agencies for review of their device and drug components. Medical products containing a combination of new drugs, biological products or medical devices may be regulated as “combination products” in the United States and Europe. A combination product generally is defined as a product comprised of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. Where approval of the drug and device is sought under a single application, there could be delays in the approval process due to the increased complexity of the review process and the lack of a well-established review process and criteria. The EMA has a parallel review process in place for combination products, the potential effects of which in terms of approval and timing could independently affect our ability to market our combination products in Europe.

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

We have received orphan drug designation from the FDA for four indications for our product candidates, which are our ready-to-use glucagon for Post-Bariatric Hypoglycemia, or PBH, and Congenital Hyperinsulinism, or CHI, and our ready-to-use diazepam for acute repetitive seizures and Dravet syndrome. We have also received orphan drug designation from the EMA for our ready-to-use glucagon for Noninsulinoma Pancreatogenous Hypoglycaemia Syndrome, or NIPHS, which includes patients with PBH. We intend to pursue such designation for others in specific orphan indications in which there is an unmet medical need. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Although we intend to seek orphan drug designation for certain additional indications, we may never receive such designation. Moreover, obtaining orphan drug designation for one indication does not mean we will be able to obtain such designation for another indication.

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

Risks Related to our Industry and the Ongoing Legal and Regulatory Requirements to which our Product Candidates are Subject

Even after approval of our products and product candidates, we may still face future development and regulatory difficulties. If we fail to comply with continuing U.S. and non-U.S. regulations or new adverse safety data arise, we could lose our marketing approvals and our business would be seriously harmed.

Our approved products, and product candidates, if approved, will also be subject to ongoing regulatory requirements for manufacturing, distribution, sale, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. Approved products, third-party suppliers and their facilities are required to comply with extensive FDA requirements and requirements of other similar agencies even after approval, including ensuring that quality control and manufacturing procedures conform to cGMPs and applicable QSRs. As such, we and our third-party suppliers are subject to continual review and periodic inspections, both announced and unannounced, to assess compliance with cGMPs and QSRs. Accordingly, we and our third-party suppliers must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and other similar agencies and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Accordingly, we may not promote our approved products, if any, for indications or uses for which they are not approved.

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

If our products or product candidates fail to comply with applicable regulatory requirements, or if a problem with one of our products or third-party suppliers is discovered, a regulatory agency may:

■	restrict the marketing or manufacturing of such products;
■	restrict or require modification of or revision to the labeling of a product;
■	issue warning letters or untitled letters which may require corrective action;
■	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
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

We operate in a competitive business environment and, if we are unable to compete successfully against our existing or potential competitors, our sales and operating results may be negatively affected and we may not successfully commercialize our products or other product candidates, even if approved.

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

For example, we have numerous competitors in the severe hypoglycemia market, which currently include Eli Lilly’s BAQSIMITM, an intranasal glucagon dry powder which received marketing approval on July 24, 2019 and is currently available for sale, Eli Lilly's Glucagon Emergency Kit and Novo Nordisk’s GlucaGen. In the future, competitors may include a subcutaneous dasiglucagon auto-injector being developed by Zealand Pharma. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of severe hypoglycemia that compete directly or indirectly with Gvoke. Competitors may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products, if approved, could be negatively affected and our results of operations could suffer.

The widespread acceptance of currently available therapies with which our product candidates will compete may limit market acceptance of Gvoke or our other product candidates even if commercialized. For example, emergency glucagon products are currently available for hypoglycemia and are widely accepted in the medical community and have a long history of use. These treatments compete with Gvoke and may limit the potential for Gvoke to receive widespread acceptance.

If the FDA approves a competitor’s application for a product candidate or drug-device combination product before our application for a similar product candidate or drug-device combination product, and grants such competitor a period of exclusivity, the FDA may take the position that it cannot approve our 505(b)(2) application for a similar product candidate until the exclusivity period expires. Additionally, even if our 505(b)(2) application for a product candidate is approved first, and we receive three-year marketing exclusivity, we may still be subject to competition from other companies with approved products or approved 505(b)(2) NDAs for different conditions of use that would not be restricted by a grant of exclusivity to us.

If the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, the sales of our product candidates, if approved, could be adversely affected.

Once an NDA, including a Section 505(b)(2) application, is approved, the product covered becomes a “listed drug” which can be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified versions of a drug to facilitate the approval of an ANDA or other application for similar substitutes. If these manufacturers demonstrate that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our products or product candidates, they might only be required to conduct a relatively inexpensive study to show that their generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our products or product candidates. In some cases, even this limited bioequivalence testing can be waived by the FDA. Competition from generic equivalents to our products or product candidates could substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our products or product candidates.

Even with FDA approval of our first product, Gvoke, or our other product candidates in the United States, we may never obtain or maintain foreign regulatory approvals to market our products in other countries.

We do not have any product candidates other than Gvoke approved for sale in the United States, nor any products or product candidates approved for sale in any international markets, and we do not have experience in obtaining regulatory approval in international markets. In order to market products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. The approval procedures vary among countries and may involve requirements for additional testing, and the time required to obtain approval may differ from country to country and from that required to obtain clearance or approval in the United States. In addition, with respect to Gvoke, we are engaged in ongoing interactions with European regulatory authorities regarding our development path in Europe. For Gvoke, because Eli Lilly’s Glucagon Emergency Kit is not approved in Europe, we have conducted an additional clinical trial comparing Gvoke to Novo Nordisk’s GlucaGen, in addition to our clinical trials involving Eli Lilly’s Glucagon Emergency Kit. There can be no assurance that the results that we observed from our prior clinical trials for Gvoke will be sufficient to secure approval in Europe.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our products and product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products or product candidates for which we obtain marketing approval.

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

Among the provisions of the ACA of importance to our products and product candidates are the following:

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for approved products. In addition, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare and reform government program reimbursement methodologies for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our products and product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent labeling and post-marketing testing and other requirements.

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

■
Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to payments or transfers of value made to health care professionals and teaching hospitals, as well as information regarding ownership and investment interests held by health care professionals described above and their immediate family members.

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

We currently have operations in the United States and we maintain relationships with CMOs in certain parts of Europe, Asia and the United States for the manufacture of our products and product candidates. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The Securities and Exchange Commission, or SEC, is involved with enforcement of the books and records provisions of the FCPA and may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

Even if they are unchallenged, our patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, a third party may develop a competitive therapy that provides benefits similar to one or more of our products or product candidates but that uses a formulation and/or a device that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our products or product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our products or product candidates could be negatively affected, which would harm our business. Although we currently own all of our patents and our patent applications, similar risks would apply to any patents or patent applications that we may in-license in the future.

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

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party pre-issuance submission of prior art to the USPTO and/or to other patent offices around the world. Alternately or additionally, we may become involved in post-grant review procedures, oppositions, derivations proceedings, reexaminations, inter partes review or interference proceedings, in the United States or elsewhere, challenging patents or patent applications in which we have rights, including patents on which we rely to protect our business. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

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

An NDA submitted under Section 505(b)(2) subjects us to the risk that we may be subject to a patent infringement lawsuit that would delay or prevent the review or approval of our product candidates.

We expect to submit NDAs under Section 505(b)(2) of the FDCA for other product candidates. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from preclinical studies and/or clinical trials that were not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. An NDA under Section 505(b)(2) would enable us to reference published literature and/or the FDA’s previous findings of safety and effectiveness for a previously approved drug.

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

We may face liability claims related to the use or misuse of our products and product candidates. These claims may be expensive to defend and may result in large judgments against us. During the course of treatment, patients using our products and product candidates could suffer adverse medical effects for reasons that may or may not be related to our products and product candidates. We will face even greater risks upon any commercialization by us of our products and product candidates. Any of these events could result in a claim of liability. Any such claims against us, regardless of their merit, could result in significant costs to defend or awards against us that could materially harm our business, financial condition or results of operations. In addition, any such claims against us could result in a distraction to management, decreased demand for our products, an adverse effect on our public reputation, and/or difficulties in commercializing our products. To date, we have not received notice of any product liability claims against us. We maintain total product liability insurance coverage of $10.0 million.

Although we maintain product liability insurance for claims arising from the use of our products after FDA approval and for claims arising from the use of our product candidates in clinical trials prior to FDA approval at levels that we believe are appropriate, we may not be able to maintain our existing insurance coverage or obtain additional coverage on commercially reasonable terms for the use of our other products and product candidates in the future. Also, our insurance coverage and resources may not be sufficient to satisfy any liability resulting from product liability claims, which could materially harm our business, financial condition or results of operations.

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

As of September 30, 2019, we had 134 employees. As we begin commercialization of Gvoke and development of our product candidates continue to progress, we anticipate the need to hire additional employees as required to add depth and specialized expertise to our team. This growth could place a strain on our administrative and operational infrastructure. If the product candidates that we are developing continue to advance in clinical trials, we will need to expand our development, regulatory, manufacturing, quality, compliance, recordkeeping, information technology, training, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to develop additional relationships with various collaborators, CROs, suppliers, manufacturers and other organizations. We may not be able to establish such relationships or may incur significant costs to do so. Our ability to manage our growth will also require us to continue to improve our operational, financial and management controls, reporting systems and procedures, and other compliance programs and processes, which will further increase our operating costs. Failure to manage our growth effectively could cause us to over-invest or under-invest in infrastructure, and result in losses or weaknesses in our infrastructure, which could adversely affect us. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to monitor our suppliers carefully for quality assurance, and our business could suffer.

We may be required to maintain high levels of inventory, which could consume a significant amount of our resources and reduce our cash flows.

As a result of the need to maintain substantial levels of inventory due to single third-party sourcing and long lead-times to develop alternate third-party sources, we intend where feasible to carry a high level of inventory for strategic materials and products and are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

As a result of being a public company, we will continue to incur significant additional costs which may adversely affect our operating results and financial condition.

We expect to continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC and The Nasdaq Global Select Market. These rules and regulations have increased our accounting, legal and financial compliance costs and make some activities more time consuming and costly. In addition, we will continue to incur additional costs associated with our public company reporting requirements and we expect those costs to continue to increase in the future. For example, we expect to devote significant resources in the fourth quarter of 2019 and in future years to complete the assessment and documentation of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act, including assessment of the design and effectiveness of our internal controls related to our information systems.

We have never conducted a review of our internal controls for the purpose of providing the reports required by these rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to timely file accurate quarterly and annual reports with the SEC under the Securities Exchange Act of 1934, or the Exchange Act, as amended. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Select Market or other adverse consequences. We may incur significant costs to remediate deficiencies, including material weaknesses, if any, that we identify through these efforts. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

We are required under Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2019. This assessment will need to include disclosure of material weaknesses, if any, identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s financial statements will not be detected or prevented on a timely basis.

We may further enhance the computer systems, processes and related documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to conclude that our internal controls are effective. The effectiveness of our controls and procedures may be limited by a variety of factors, including:

■	faulty human judgment and simple errors, omissions or mistakes;
■	fraudulent action of an individual or collusion of two or more people;
■	inappropriate management override of procedures; and
■	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate internal controls.

For example, for the year ended December 31, 2017, we identified a material weakness in our internal control over financial reporting due to a lack of proper segregation of duties within our finance and accounting function. This weakness was due to our inability to implement the appropriate segregation of duties within our historical enterprise resource planning, or ERP, system. We remediated this material weakness by implementing a new ERP system in December 2017 and adding additional personnel in order to develop an effective segregation of duties process. If, in the future, we are unable to conclude that our internal control over financial reporting is effective or take effective remedial measures to improve our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely cause the price of our common stock to decline.

When we cease to be an “emerging growth company” under the federal securities laws, our auditors will be required to express an opinion on the effectiveness of our internal controls. If we are unable to confirm that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline.

If we experience significant disruptions in our information technology systems, our business may be adversely affected.

We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, compliance, purchasing and inventory management. Our current systems are not fully redundant. While we will attempt to mitigate interruptions, we may experience difficulties in implementing some upgrades which would impact our business operations, or experience difficulties in operating our business during the upgrade, either of which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers. In the event we experience significant disruptions of our information technology systems, we may not be able to repair our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our results of operations and cash flows.

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

From time to time we expect to consider opportunities to acquire or make investments in other technologies, products and businesses that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. Potential acquisitions and strategic investments involve numerous risks, including:

■	problems assimilating the purchased technologies, products or business operations;
■	issues establishing and maintaining uniform standards, procedures, controls and policies;
■	unanticipated costs associated with acquisitions;
■	diversion of management’s attention from our core business;
■	adverse effects on existing business relationships with suppliers and customers;
■	risks associated with entering new markets in which we have limited or no experience;
■	potential loss of key employees of acquired businesses; and
■	increased legal and accounting compliance costs.

We have no current commitments with respect to any acquisition or investment and we have never entered into or completed an acquisition. We do not know if we will be able to identify suitable acquisitions, complete any such acquisitions on favorable terms or at all, successfully integrate any acquired business, product or technology into our business or retain any key personnel, suppliers or distributors. Our ability to grow through acquisitions successfully depends upon our ability to identify, negotiate, complete and integrate suitable target businesses and to obtain any necessary financing. These efforts could be expensive and time consuming and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to integrate any acquired businesses, products or technologies effectively, our business, results of operations and financial condition could be materially adversely affected.

Laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain products outside the United States or require us to develop and implement costly compliance programs.

We currently conduct some clinical trials in international countries. For any operations outside the United States, we must comply with numerous laws and regulations in each jurisdiction in which we operate. The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

The comprehensive U.S. tax reform bill that was passed in December 2017 could adversely affect our business and financial condition.

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

The trading price of our common stock may be highly volatile and could be subject to large fluctuations in response to the risk factors discussed in this section, and others beyond our control, including:

■	the success of our commercialization of Gvoke;
■	the timing and results of applications for FDA review and other regulatory actions with respect to our product candidates;
■	regulatory actions with respect to our competitors’ products and product candidates;
■	the success of existing or new competitive products or technologies;
■	results of clinical trials of product candidates of our competitors;
■	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
■	the timing and results of clinical trials of our pipeline product candidates;
■	commencement or termination of collaborations for our development programs;
■	the results of our efforts to develop additional product candidates or products;
■	the level of expenses related to any of our product candidates or clinical development programs;
■	failure or discontinuation of any of our development programs;
■	the pricing and reimbursement of Gvoke and our other product candidates that may be approved;
■	regulatory or legal developments in the United States and other countries;
■	developments or disputes concerning patent applications, issued patents or other proprietary rights;
■	the recruitment or departure of key personnel;
■	actual or anticipated changes in estimates as to financial results or development timelines;
■	announcement or expectation of additional financing efforts;
■	sales of our common stock by us, our insiders or other stockholders;
■	variations in our financial results or those of companies that are perceived to be similar to us;
■	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
■	changes in the structure of healthcare payment systems;
■	market conditions in the pharmaceutical and biotechnology sectors;
■	general economic, industry and market conditions; and
■	the other factors described in this “Risk Factors” section.

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

As of December 31, 2018, we had federal net operating loss carryforwards of $108.8 million and various state net operating loss carryforwards of $35.6 million. If not utilized, the federal net operating losses generated in taxable years ending on or before December 31, 2017 will expire at various dates between 2025 and 2037 and these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal net operating losses generated in taxable years ending after December 31, 2017 can be carried forward indefinitely and can be utilized to offset up to 80% of taxable income in subsequent tax years. As of December 31, 2018, we had $5.8 million and $0.2 million of federal and state income tax credits, respectively, to reduce future tax liabilities. If not utilized, these carryforwards will expire at various dates between 2025 and 2038 and these tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Our existing net operating losses or credits may be subject to limitations arising from previous ownership changes, and if we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our net operating losses or credits could be further limited by Sections 382 and 383 of the Code. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits.

We do not anticipate paying any cash dividends in the foreseeable future, and accordingly, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. In addition, under our Amended Loan Agreement, we are restricted from paying any dividends or making any distributions on account of our capital stock. Our ability to pay cash dividends also may be prohibited by future loan agreements. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not invest in our common stock.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This could discourage, delay or prevent someone from acquiring us or merging with us, whether or not it is desired by, or beneficial to, our stockholders. This could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in our stockholders’ best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

Our bylaws designate certain courts as the sole and exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf,
(ii) any action asserting a claim of breach of or based on a fiduciary duty owed by any of our directors, officers and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, as amended (the "Securities Act") or the Securities Exchange Act of 1934. In addition, our amended and restated bylaws further provide that the United States District Court for the Northern District of Illinois will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act and that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provision (the “Federal Forum Provision”). We have chosen the United States District Court for the Northern District of Illinois as the exclusive forum for Securities Act causes of action because our principal executive offices are located in Chicago, Illinois. Our amended and restated bylaws also provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision.

On December 19, 2018, in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.), the Delaware Court of Chancery issued a decision declaring that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. On August 5, 2019, that decision was appealed to the Delaware Supreme Court and the appeal is pending. Unless and until the Court of Chancery’s decision in Sciabacucchi is reversed by the Delaware Supreme Court or otherwise abrogated, we will not seek to enforce our Federal Forum Provision designating the Northern District of Illinois as the exclusive forum for Securities Act claims. In the event that the Delaware Supreme Court affirms the Court of Chancery’s Sciabacucchi decision or otherwise determines that federal forum selection provisions are invalid, our Board intends to amend promptly our bylaws to remove our Federal Forum Provision. As a result of the Court of Chancery’s Sciabacucchi decision or a decision by the Supreme Court of Delaware affirming the Court of Chancery’s decision, we may incur additional costs associated with our Federal Forum Provision, which could have an adverse effect on our business, financial condition and results of operations.

We also recognize that the Delaware Forum Provision and the Federal Forum Provision in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Northern District of Illinois, as applicable. Additionally, the Delaware Forum Provision and/or the Federal Forum Provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert the provision is not enforceable. The Delaware Court of Chancery or the United States District Court for the Northern District of Illinois, as applicable, may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders.

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

We received aggregate net proceeds from the IPO of $88.9 million, after deducting underwriting discounts and commissions as well as other IPO expenses. As of September 30, 2019, we have invested proceeds from the IPO in a variety of capital preservation investments, including investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus filed with the U.S. Securities and Exchange Commission pursuant to Rule 424(b) on June 21, 2018 under the Securities Act.

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

We received aggregate net proceeds from the public offering of $55.5 million, after deducting underwriting discounts and commissions as well as other public offering expenses. As of September 30, 2019, we have invested proceeds from the public offering in a variety of capital preservation investments, including investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the public offering as described in the final prospectus filed with the U.S. Securities and Exchange Commission pursuant to Rule 424(b) on February 14, 2019 under the Securities Act.

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

10.1
Amended and Restated Loan and Security Agreement, dated as of September 10, 2019, by and between Oxford Finance LLC, Silicon Valley Bank and Xeris Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 10, 2019, File No. 001-38536).

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

101
The following materials from Xeris Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

Xeris Pharmaceuticals, Inc.

Date: November 7, 2019	/s/ Paul R. Edick
Paul R. Edick
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 7, 2019	/s/ Barry M. Deutsch
Barry M. Deutsch
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)