Form 10-Q
period 2020-03-31
XERIS PHARMACEUTICALS INC
filed 2020-05-07
CIK 1346302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	XERS	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2020, the registrant had 37,588,386 shares of common stock, par value $0.0001 per share, outstanding.

XERIS PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value)

	March 31, 2020	December 31, 2019

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,244	$19,519
Short-term investments	57,698	56,030
Trade accounts receivable, net	2,531	4,693
Other accounts receivable, net	727	946
Inventory	2,166	2,176
Prepaid expenses and other current assets	3,154	4,119
Total current assets	105,520	87,483
Investments	2,992	13,231
Property and equipment, net	7,593	7,853
Other assets	357	420
Total assets	$116,462	$108,987

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,840	$5,603
Other accrued liabilities	13,824	18,119
Accrued trade discounts and rebates	1,719	1,375
Accrued returns reserve	2,336	1,957
Other current liabilities	161	284
Total current liabilities	21,880	27,338
Long-term debt, net of unamortized deferred costs	58,485	58,305
Other liabilities	9,028	8,908
Total liabilities	89,393	94,551

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock—par value $0.0001, 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Common stock—par value $0.0001, 150,000,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively; 37,541,037 and 27,214,523 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	4	3
Additional paid in capital	302,434	260,635
Accumulated deficit	(275,429)	(246,245)
Accumulated other comprehensive income	60	43
Total stockholders’ equity	27,069	14,436
Total liabilities and stockholders’ equity	$116,462	$108,987
The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data; unaudited)

	Three Months Ended March 31,
	2020	2019
Net sales	$1,676	$—
Grant and other income	112	248
Cost of goods sold	1,790	—
Gross profit (loss)	(2)	248
Operating expenses:
Research and development	6,646	13,167
Selling, general and administrative	21,606	12,518
Total operating expenses	28,252	25,685
Loss from operations	(28,254)	(25,437)
Other income (expense):
Interest and other income	434	671
Interest expense	(1,499)	(1,063)
Change in fair value of warrants	135	552
Total other income (expense)	(930)	160
Net loss before provision for/benefit from income taxes	(29,184)	(25,277)
Provision for/benefit from income taxes	—	—
Net loss	$(29,184)	$(25,277)

Other comprehensive income (loss), net of tax:
Unrealized gains on investments	49	51
Foreign currency translation adjustments	(32)	—
Comprehensive loss	$(29,167)	$(25,226)

Net loss per common share - basic and diluted	$(0.89)	$(1.07)

Weighted average common shares outstanding, basic and diluted	32,790,317	23,561,193

The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data; unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	20,808,366	$2	$196,121	$(52)	$(120,665)	$75,406
Net loss	—	—	—	—	(25,277)	(25,277)
Issuance of common stock upon public offering	5,996,775	1	55,631	—	—	55,632
Exercise and vesting of stock options	72,797	—	128	—	—	128
Exercise of warrants	2,271	—	13	—	—	13
Stock-based compensation	—	—	1,147	—	—	1,147
Other comprehensive income	—	—	—	51	—	51
Balance, March 31, 2019	26,880,209	$3	$253,040	$(1)	$(145,942)	$107,100

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	27,214,523	$3	$260,635	$43	$(246,245)	$14,436
Net loss	—	—	—	—	(29,184)	(29,184)
Issuance of common stock upon public offering	10,299,769	1	39,844	—	—	39,845
Exercise and vesting of stock options	5,296	—	10	—	—	10
Vesting of restricted stock units and related repurchases	21,449	—	(63)	—	—	(63)
Stock-based compensation	—	—	2,008	—	—	2,008
Other comprehensive income	—	—	—	17	—	17
Balance, March 31, 2020	37,541,037	$4	$302,434	$60	$(275,429)	$27,069

The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(29,184)	$(25,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	320	134
Amortization of investments	(75)	(194)
Amortization of debt issuance costs	180	251
Stock-based compensation	2,008	1,147
Change in fair value of warrants	(135)	(552)
Changes in operating assets and liabilities:
Trade accounts receivable	2,162	—
Other accounts receivable	252	(31)
Prepaid expenses and other current assets	1,097	251
Inventory	10	—
Other assets	46	—
Accounts payable	(1,779)	542
Other accrued liabilities	(4,703)	2,452
Accrued trade discounts and rebates	344	—
Accrued returns reserve	379	—
Other liabilities	133	123
Net cash used in operating activities	(28,945)	(21,154)
Cash flows from investing activities:
Capital expenditures	(26)	(200)
Purchases of investments	(13,714)	(37,815)
Sales and maturities of investments	22,416	19,290
Net cash provided by (used in) investing activities	8,676	(18,725)
Cash flows from financing activities:
Proceeds from public offerings	42,744	59,969
Payments of public offering costs	(2,614)	(3,894)
Proceeds from exercise of stock awards	—	72
Repurchase of common stock withheld for taxes	(63)	—
Net cash provided by financing activities	40,067	56,147
Effect of exchange rate changes on cash and cash equivalents	(73)	—
Increase in cash and cash equivalents	19,725	16,268
Cash and cash equivalents, beginning of period	19,519	45,716
Cash and cash equivalents, end of period	$39,244	$61,984
Supplemental schedule of cash flow information:
Cash paid for interest	$1,318	$533
Supplemental schedule of non-cash investing and financing activities:
Tenant improvement allowance	$—	$5,508
Deferred public offering costs within other accrued liabilities	$269	$444

The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
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

Since its inception, the Company has devoted substantially all of its resources to research and development initiatives, undertaking preclinical studies of its product candidates, conducting clinical trials of its most advanced product candidates, organizing and staffing the Company, raising capital and initiating the commercialization of its first product, GvokeTM, which was approved by the FDA in September 2019. Gvoke delivers ready-to-use glucagon via a commercially available pre-filled syringe or auto-injector for the treatment of severe hypoglycemia, a potentially life-threatening condition. The Company commercially launched Gvoke pre-filled syringe ("Gvoke PFS") in November 2019. The Company has financed its operations through the issuance of its common stock, convertible preferred stock and other equity instruments, debt financing and grant funding from the National Institutes of Health ("NIH") and other philanthropic organizations.

For the three months ended March 31, 2020, the Company generated $1.7 million in revenues from product sales. The Company has incurred operating losses since inception and has an accumulated deficit of $275.4 million as of March 31, 2020. The Company expects to continue to incur net losses for at least the next 12 months. Based on the Company’s current operating plans and existing working capital at March 31, 2020, the Company believes its cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months.

The Company is subject to a number of risks similar to other specialty pharmaceutical companies, including, but not limited to, successful commercialization and market acceptance of its products and any future products, if and when approved, successful development of its product candidates, the development of new technological innovations by its competitors, and protection of intellectual property.

The ongoing global outbreak of the novel coronavirus disease (“COVID-19”) has resulted in significant governmental measures being implemented to control the spread of the virus, and while we cannot predict their scope and severity, these developments and measures could materially and adversely affect our business, our results of operations and financial condition. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and are taking steps to minimize its impact on our business. However, the extent to which COVID-19 impacts our business, results of operations or financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain the pandemic or treat its impact, among others. Furthermore, if we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

Basis of presentation

The condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information, and with the instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position and its results of operations and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results that may be expected for any future period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019 included in the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2020.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)

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

Note 2. Summary of Significant Accounting Policies

Refer to the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the Company's accounting policies.

New accounting pronouncements

Recently issued accounting pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients for application of GAAP, if certain criteria are met, to contracts and other transactions that reference LIBOR or other reference rates that are expected to be discontinued because of reference rate reform. The amendments in this update are effective for the Company as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard eliminates certain exceptions in the current guidance related to the approach for intraperiod tax allocation and the methodology for calculating income taxes in an interim period and amends other aspects of the guidance to help clarify and simplify U.S. GAAP. This standard will be effective for the Company for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company does not currently expect the adoption of this new standard to have a material impact on its financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as further updated by ASU 2018-19, 2019-04, 2019-05, 2019-10 and 2020-03. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. This standard will be effective for the Company for annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

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

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)

Note 3. Inventory

The components of inventories consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Raw materials	$2,031	$1,321
Work in process	—	662
Finished goods	135	193
Inventory	$2,166	$2,176

Inventory reserves were $1.2 million and $0 at March 31, 2020 and December 31, 2019, respectively.

Note 4. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Accrued marketing and selling costs	$6,521	$1,973
Accrued research and development costs	3,444	7,062
Accrued employee costs	1,993	6,818
Accrued interest expense	449	449
Accrued other costs	1,417	1,817
Other accrued liabilities	$13,824	$18,119

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

In September 2019, the Company entered into an Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with the Lenders which amended and restated the Loan Agreement. Under the Amended Loan Agreement, the Lenders will extend up to $85.0 million in term loans to the Company in three tranches. The initial tranche of $60.0 million (the “Term A Loan”) was drawn down in September 2019. The second tranche of $15.0 million (the “Term B Loan”) and the third tranche of $10 million (the “Term C Loan”) will become available to the Company if certain revenue targets are achieved prior to March 31, 2021 and June 30, 2021, respectively. The 2018 Term A Loan and 2018 Term B Loan and the related final payment fee of $2.3 million were repaid in conjunction with the execution of the Amended Loan Agreement.

The Amended Loan Agreement provides for interest-only payments through March 31, 2021, after which the principal will be payable in 27 equal monthly installments. However, if the Term B Loan is funded, then the period for interest-only payments is extended through December 31, 2021, after which the principal will be payable in 30 equal monthly installments. If the Term C loan is funded, then the period for interest-only payments is further extended through September 30, 2022, after which the principal will be payable in 21 equal monthly installments. The maturity date is June 1, 2023, provided that if the Term B Loan is funded, then the maturity date will be extended to June 1, 2024. After repayment, no loans may be re-borrowed. The loans incur interest at a floating per annum rate in an amount equal to the sum of 6.25% plus the greater of (a) 2.43% and (b) the thirty-day U.S. Dollar LIBOR rate. For the period

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)

from the funding date of the Term A Loan through and including March 31, 2020, the interest rate was 8.68%. The Company incurred total debt issuance costs of $1.9 million related to the Amended Loan Agreement, which are reflected as a direct reduction to the term loan balance and are being amortized to interest expense over the life of the loan using the effective interest method.

Pursuant to the Amended Loan Agreement, the Company provided a first priority security interest in substantially all of the Company’s assets, including intellectual property, subject to certain limited exceptions.

The Amended Loan Agreement allows the Company to voluntarily prepay the outstanding amounts thereunder, but not less than $2.0 million of the outstanding principal at any time. Prior to April 1, 2021, the Company is subject to a prepayment fee equal to 1.50% of the principal amount being prepaid. In the event the Company draws down the second or third tranche, the period subject to the 1.50% prepayment fee is extended to January 1, 2022 and October 1, 2022, respectively. A final payment fee of 3.0% multiplied by the original principal amount of each tranche drawn is due upon the earlier to occur of the maturity date of the Amended Loan Agreement, the acceleration of the Amended Loan Agreement or prepayment of such borrowings and is recorded in other liabilities on the condensed consolidated balance sheets.

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

The components of debt are as follows (in thousands):

	March 31, 2020	December 31, 2019

Principal amount of long-term debt	$60,000	$60,000
Less: Unamortized deferred costs	(1,515)	(1,695)
Long-term debt, net of unamortized deferred costs	$58,485	$58,305

The following table sets forth the Company’s future minimum principal payments (in thousands):

2020	$—
2021	20,000
2022	26,700
2023	13,300
$60,000

For the three months ended March 31, 2020 and 2019, the Company recognized interest expense of $1.5 million and $1.1 million, respectively, of which $180,000 and $251,000, respectively, was related to the amortization of debt issuance costs.

Note 6. Stockholders' Equity

The Company’s authorized shares of stock of 160.0 million are divided into 150.0 million shares of common stock, par value $0.0001 per share, and 10.0 million shares of preferred stock, par value $0.0001 per share. At March 31, 2020 none of the 10.0 million shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock. The Company’s board of directors has the authority, without action by the Company’s stockholders, to designate and issue the preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.

The Company has not paid any cash dividends on its common stock during the periods presented.

In February 2019, the Company completed a public offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company sold an aggregate of 5,996,775 shares of common stock at a price of $10.00 per share, including 116,775

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)

shares of common stock pursuant to the exercise of the underwriters' option to purchase additional shares. Net proceeds from the public offering were $55.5 million after deducting underwriting discounts and commissions, as well as other public offering expenses.

In February 2020, the Company completed a public offering of its common stock pursuant to a shelf registration statement on Form S-3, which was filed on August 6, 2019 and declared effective by the SEC on August 21, 2019. The Company sold an aggregate of 10,299,769 shares of common stock at a price of $4.15 per share. Net proceeds from the public offering were approximately $39.9 million after deducting underwriting discounts and commissions, as well as other public offering expenses.

Upon vesting and settlement of RSUs or exercise of stock options, at the election of the grantee, the Company does not collect withholding taxes in cash from employees. Instead, the Company withholds upon settlement as RSUs vest, or as stock options are exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock. The Company then pays the minimum statutory withholding taxes in cash. During the three months ended March 31, 2020, 31,250 RSUs vested for which 9,801 shares were withheld to cover the minimum statutory withholding taxes of $0.1 million.

Note 7. Warrants

In 2014 the Company issued 19,931 warrants (the “2014 Warrants”) to certain investors. The 2014 Warrants allow each holder to purchase one share of common stock for $5.912. Of the 2014 Warrants, 18,512 warrants have been exercised and 1,419 warrants remain outstanding as of March 31, 2020.

As part of the Loan Agreement discussed in Note 5, "Long-term Debt," the Lenders received warrants concurrent with the borrowing. The warrants represent a right for the lender to purchase shares of the Company’s common stock at an exercise price of $11.169 per share. The Company issued 53,720 warrants (the "2018 Term A Warrants") upon the drawdown of the 2018 Term A Loan in February 2018, and the Company issued 40,292 warrants (the "2018 Term B Warrants") upon the drawdown of the 2018 Term B Loan in September 2018. There have been no exercises of 2018 Term A Warrants or 2018 Term B Warrants, and as such all 53,720 warrants and 40,292 warrants were outstanding as of March 31, 2020, respectively.

Because the warrants are a freestanding instrument, indexed to the Company's stock, they do not meet the criteria for equity classification. Therefore, the warrants are classified as liabilities and subject to remeasurement at each reporting period until they are exercised, expired, or otherwise settled.

The Company recognized gains of $4,000, $75,000 and $56,000 upon the change in fair value of the 2014 Warrants, the 2018 Term A Warrants and the 2018 Term B Warrants, respectively, during the three months ended March 31, 2020. The Company recognized gains of $72,000, $274,000 and $206,000 upon the change in fair value of the 2014 Warrants, the 2018 Term A Warrants and the 2018 Term B Warrants, respectively, during the three months ended March 31, 2019.

As of March 31, 2020, the following warrants were outstanding:

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

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)

Future minimum lease payments under operating leases at March 31, 2020 are as follows (in thousands):

2020	$1,332
2021	2,208
2022	2,263
2023	1,745
2024	1,278
Thereafter	8,476
Total minimum lease payments	$17,302

Total rent expense under these operating leases was approximately $542,000 and $487,000 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, we had unused letters of credit of $1,083,000 which were issued primarily to secure leases.

Litigation

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of March 31, 2020, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.

Note 9. Stock Compensation Plan
In 2011, the Company adopted the 2011 Stock Option Issuance Plan (the “2011 Plan”) and subsequently amended it to authorize the Board of Directors to issue up to 4,714,982 incentive stock option and non-qualified stock option awards.

The 2018 Stock Option and Incentive Plan (the "2018 Plan") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to award up to 1,822,000 shares of common stock. This plan became effective on the date immediately prior to the effectiveness of the Company's IPO registration statement. The 2018 Plan replaced the 2011 Plan as the Board of Directors decided not to make additional awards under the 2011 Plan following the closing of the IPO, which occurred in June 2018. The 2018 Plan allows the compensation committee to make equity-based and cash-based incentive awards to the Company's officers, employees, directors and other key persons (including consultants).

The 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019 and each January 1 thereafter, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. On January 1, 2020 and 2019, the number of shares of common stock available for issuance under the 2018 Plan was automatically increased by 1,088,580 shares and 835,728 shares, respectively. As of March 31, 2020, there were approximately 677,000 shares of common stock available for future issuance under the 2018 Plan.

The 2018 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to issue up to 193,000 shares of common stock to participating employees. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee’s offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval with a purchase date of the last business day of June and December each year. This plan became effective on the date immediately prior to the effectiveness of the Company's IPO registration statement. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31; (ii) 386,000 shares or (iii) such lesser number of shares as determined

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)

by the ESPP administrator. On January 1, 2020 and 2019, the number of shares of common stock available for issuance under the ESPP increased by 272,145 shares and 208,932 shares, respectively. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. As of March 31, 2020, there were 600,470 shares available for issuance under the ESPP.

The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company intends to use this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercial launch of Gvoke and the expansion of the Company generally. The Company initially reserved 750,000 shares of common stock for the issuance of awards under the Inducement Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. As of March 31, 2020, there were 330,000 shares of common stock available for future issuance under the Inducement Plan.

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

The fair value of stock options granted was estimated with the following weighted average assumptions:

	Three Months Ended March 31,
	2020	2019
Expected term (years)	6.1	6.0
Risk-free interest rate	0.46%	2.27%
Expected volatility	66.23%	60.63%
Expected dividends	—	—

Stock option activity under the 2011 Plan, 2018 Plan and Inducement Plan for the three months ended March 31, 2020 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2020	4,428,985	$9.40	8.19
Granted	735,300	6.34
Exercised and vested	(5,296)	1.49
Forfeited	(116,603)	8.99
Outstanding - March 31, 2020	5,042,386	$8.97	8.00
Exercisable - March 31, 2020	2,139,743	$7.30	7.17
Vested and expected to vest at March 31, 2020	4,733,054	$8.91	7.95

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)

The weighted average fair value of awards granted during the three months ended March 31, 2020 was $3.75 per share. There were no options exercised during the three months ended March 31, 2020. The aggregate intrinsic value of awards vested and expected to vest as of March 31, 2020 was $0.5 million.

At March 31, 2020, there was a total of $16.2 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.67 years.

On January 31, 2020, the Company granted 572,500 restricted stock unit (RSU) awards to certain key employees. A summary of outstanding RSU awards and the activity for the three months ended March 31, 2020 was as follows:

	Units	Weighted Average Grant Date Fair Value
Unvested balance - January 1, 2020	125,000	$13.88
Granted	572,500	6.37
Vested	(31,250)	13.88
Forfeited	(5,000)	6.37
Unvested balance - March 31, 2020	661,250	$7.43

RSUs are measured based on the fair market value of the underlying stock on the date of grant and vest over either three or four years in equal annual installments beginning on the one-year anniversary of the date of grant. Stock-based compensation expense related to RSUs is recognized on a straight-line basis over the employee’s requisite service period. As of March 31, 2020, there was $4.7 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted average remaining vesting period of 2.84 years.

The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, restricted stock units and the employee stock purchase plan (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of goods sold	$37	$0
Research and development	297	195
Selling, general and administrative	1,674	952
Total stock-based compensation expense	$2,008	$1,147
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

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2020 and December 31, 2019 (in thousands):

	Total as of March 31, 2020	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$39,244	$39,244	$—	$—

Investments:
U.S. government securities	23,316	23,316	—	—
Corporate securities	18,468	—	18,468	—
Commercial paper	18,906	—	18,906	—
Total investments	$60,690	$23,316	$37,374	$—

Liabilities
Warrant liabilities	$15	$—	$—	$15

	Total as of December 31, 2019	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$19,519	$19,519	$—	$—

Investments:
U.S. government securities	32,175	32,175	—	—
Corporate securities	22,164	—	22,164	—
Commercial paper	14,922	—	14,922	—
Total investments	$69,261	$32,175	$37,086	$—

Liabilities
Warrant liabilities	$150	$—	$—	$150

The fair value of the Company’s warrant liabilities is based on a Black-Scholes valuation which considers the expected term of the warrants as well as the risk-free interest rate and expected volatility of the Company's common stock.

The Company has determined that the warrant liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the change in the warrant liabilities (in thousands):

Balance at December 31, 2019	$150
Change in fair value of warrants	(135)
Balance at March 31, 2020	$15

There were no transfers between any of the levels of the fair value hierarchy during the three months ended March 31, 2020.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)

Note 11. Available-for-Sale Investments

The Company classifies its investments in debt securities as available-for-sale. Debt securities are comprised of highly liquid investments with minimum “A” rated securities and, as of March 31, 2020, consist of U.S. Treasury and agency bonds and corporate entity commercial paper and securities, all with maturities of more than three months but less than two years at the date of purchase. Debt securities as of March 31, 2020 had an average remaining maturity of 0.51 years. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income in the condensed consolidated balance sheets. Refer to Note 10, "Fair Value Measurements," for information related to the fair value measurements and valuation methods utilized.

The following table represents the Company’s available-for-sale investments by major security type as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Investments:
Commercial paper	$18,906	$—	$—	$18,906
Corporate securities	18,517	11	(60)	18,468
U.S. government securities	23,177	154	(15)	23,316
Total available-for-sale investments	$60,600	$165	$(75)	$60,690

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Investments:
Commercial paper	$14,922	$—	$—	$14,922
Corporate securities	22,146	20	(2)	22,164
U.S. government securities	32,152	23	—	32,175
Total available-for-sale investments	$69,220	$43	$(2)	$69,261

The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the quarters ended March 31, 2020 and 2019, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months and the Company does not anticipate any material losses upon maturity of these investments.

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

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)

The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	As of March 31,
	2020	2019
Vested and unvested stock options	5,042,386	4,210,559
Restricted stock units	661,250	125,000
Warrants	95,431	96,999
	5,799,067	4,432,558

Note 13. Subsequent Events

On April 21, 2020, the Company entered into the U.S. Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) Note (the “Note”) with SVB (the “PPP Lender”) for a loan in the amount of $5.1 million (the “PPP Loan”), enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). The Company received the full amount of the PPP Loan on April 22, 2020. On May 4, 2020, the Company repaid $0.9 million of the PPP Loan and plans to use the remaining proceeds of $4.2 million to retain employees, maintain payroll and make lease and utility payments in accordance with the relevant terms and conditions of the CARES Act.

The PPP Loan matures on April 21, 2022 (the "Maturity Date") and bears interest at the rate of 1.0% per annum. No payments are due on the loan for six months from the date of first disbursement of the Loan (the “Deferment Period”), but interest will continue to accrue during the Deferment Period. Following the Deferment Period, the Company must pay monthly principal and interest payments on the outstanding principal balance of the PPP Loan amortized over the term of the PPP Loan, unless forgiven in whole or in part in accordance with the PPP regulations. These repayments will begin seven months from the date of the first disbursement of the loan until the Maturity Date. Under the terms of the PPP Loan, the PPP Loan may be repaid by the Company at any time prior to maturity with no prepayment penalties. However, as discussed below, the amendment to the Amended Loan Agreement prohibits most voluntary prepayments under the PPP Loan.

All or a portion of the PPP Loan may be forgiven by the SBA upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available if the funds received are used for documented covered payroll costs, interest on covered mortgages, covered rent payments, and covered utilities during the eight-week period beginning on the date the lender makes the first disbursement of the loan to the borrower, provided that at least 75% of the forgiven amount has been used for covered payroll costs. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

The Company did not provide any collateral or personal guarantees for the PPP Loan, nor did the Company pay any facility charge to the government or to the PPP Lender. The Note provides for customary events of default, including, among others, events of default relating to failure to make payment or comply with the covenants contained in the Note and related loan documents and defaults on any other loan with the PPP Lender or another creditor. Upon an event of default on the PPP, the PPP Lender may require immediate payment of all amounts owing under the Note, collect all amounts owing from the Company, or file suit and obtain judgment.

In conjunction with entering into the PPP Loan, the Company also entered into an amendment to the Amended Loan Agreement (the "Loan Amendment"), effective April 21, 2020, with the Lenders to allow the Company to incur the indebtedness under the PPP Loan. The Loan Amendment also requires the Company to, among other requirements: (i) apply for forgiveness of the maximum amount of the PPP Loan possible in accordance with the CARES Act no later than sixty days after the eight-week period immediately following the PPP Loan disbursement date; (ii) cause not less than $3,300,000 of the PPP Loan to be forgiven by the SBA on or before September 30, 2020 (or such other amount and/or by such other time as consented to by the PPP Lender in writing); and (iii) not amend any provision in any document relating to the PPP Loan or make any voluntary prepayment under the PPP Loan (other than a prepayment in the amount of $0.9 million made on or before May 7, 2020). The Loan Amendment provides that failure to comply with such requirements contained in the Loan Amendment constitutes an event of default, in which case the Lenders could accelerate all of the amounts due under the Amended Loan Agreement and seek to enforce their security interests in any collateral securing such indebtedness.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements for Forward-Looking Information

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements and the notes to those financial statements included in the Annual Report on Form 10-K filed on March 12, 2020 with the U.S. Securities and Exchange Commission. In addition to financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "will," "would," "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and terms of similar meaning are also generally intended to identify forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including without limitation, the regulatory approval of our product candidates, our ability to market and sell our products and product candidates if approved, the effect of uncertainties related to the current coronavirus pandemic, or any other health epidemic, on U.S and global markets, our business, financial condition, operations, third-party suppliers or the global economy as a whole, and other factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statements contained herein speak only as of the date hereof, and Xeris expressly disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Unless otherwise indicated, references to "Xeris," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Xeris Pharmaceuticals, Inc.

We are a specialty pharmaceutical company leveraging our novel non-aqueous formulation technology platforms, XeriSolTM and XeriJectTM, to develop and commercialize ready-to-use injectable and infusible drug formulations. We have developed and launched the first ready-to-use, room-temperature stable liquid glucagon formulation that, unlike the current standard of care, can be administered without any preparation or reconstitution. Our first product, GvokeTM, delivers ready-to-use glucagon via a commercially available pre-filled syringe ("Gvoke PFS") or auto-injector ("Gvoke HypoPen") for the treatment of severe hypoglycemia, a potentially life-threatening condition, in people with diabetes. Gvoke was approved in September 2019 by the U.S. Food & Drug Administration ("FDA") for the treatment of severe hypoglycemia in pediatric and adult patients with diabetes ages two years and older. We began the commercial launch of Gvoke PFS in November 2019. Gvoke PFS is available in two doses: a 0.5 mg/0.1 mL dose for pediatric patients and a 1 mg/0.2 mL dose for adolescent and adult patients. We expect Gvoke HypoPen will be commercially available in July 2020, in the same doses as the Gvoke PFS. Additionally, our Marketing Authorisation Application ("MAA") for our novel ready-to-use, room temperature stable liquid glucagon formulation for the treatment of severe hypoglycemia in people with diabetes is under review by the European Medicines Agency ("EMA"). We are also applying our novel liquid glucagon formulation to the management of hypoglycemia associated with additional intermittent and chronic conditions with significant unmet medical need. Finally, we are applying our technology platforms to other commercially available drugs to enable more convenient and patient-friendly subcutaneous ("SC") and intramuscular ("IM") routes of administration, including the development of products to address unmet needs in both diabetes and epilepsy. We own the rights to our proprietary formulation technology platforms, Gvoke, and our product candidates domestically and internationally, with 105 patents issued globally, including a composition of matter patent covering our ready-to-use glucagon formulation that expires in 2036.

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

Since our inception in 2005, we have devoted substantially all of our resources to research and development initiatives, undertaking preclinical studies of our product candidates, conducting clinical trials of our most advanced product candidates, organizing and staffing our company, raising capital and commercializing our first product, Gvoke.

We have funded our operations to date primarily with proceeds from the sale of our preferred and common stock, debt financing and grant awards. We have received gross proceeds of $202.8 million from public offerings of our common stock (including our June 2018 initial public offering ("IPO"), our February 2019 and February 2020 public offerings and sales of common stock in "at-the-market offerings" under a shelf registration statement on Form S-3, $104.9 million from sales of our preferred stock, $60.0 million from the Amended Loan Agreement, $12.9 million from grant awards received from the National Institutes of Health ("NIH") and other philanthropic organizations and $4.2 million net proceeds from the PPP Loan. In August 2019, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC"), which covers the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, which we refer to as the "Shelf". We simultaneously entered into a Sales Agreement with Jefferies LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $50.0 million of our common stock from time to time in at-the-market offerings under the Shelf. In February 2020, we completed a public offering and sold 10,299,769 shares of common stock, including 1,299,769 shares pursuant to the underwriters’ option to purchase additional shares of common stock. Net proceeds from the offering were $39.9 million. As of March 31, 2020, $205.5 million remains available for future equity offerings under the Shelf.

For the three months ended March 31, 2020 and 2019, we reported net losses of $29.2 million and $25.3 million, respectively. We have not been profitable since inception, and, as of March 31, 2020, our accumulated deficit was $275.4 million. In the near term, we expect to continue to incur significant expenses, operating losses and net losses as we:

■ continue our marketing and selling efforts for the commercial launch of Gvoke;
■ continue our research and development efforts;
■ seek regulatory approval for new product candidates and product enhancements; and
■ continue to operate as a public company.

We commercially launched Gvoke in November 2019 and have not yet generated significant product revenue from sales of Gvoke. We expect to continue to seek public equity and debt financing to meet our capital requirements. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to commercialize our product candidates. In addition, we may not be profitable even if we commercialize any of our product candidates.

Impact of COVID-19

The current novel coronavirus (“COVID-19”) pandemic has presented a substantial public health and economic challenge around the world and has impacted our business operations, employees, patients and communities, as well as the global economy and financial markets. The COVID-19 pandemic continues to evolve and to date has led to the implementation of various responses, including government-imposed quarantines, stay at home orders, travel restrictions, mandated business closures and other public health safety measures.

To date, we and our suppliers and third-party manufacturing partners have been able to continue to supply our products to our patients and currently do not anticipate any interruptions in supply. Our third-party contract manufacturing partners continue to operate at or near normal levels, with enhanced safety measures intended to prevent the spread of the virus. While we currently do not anticipate any interruptions in our manufacturing process, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and contract manufacturing partners' ability to supply and/or manufacture our products.

We believe that customer demand for Gvoke has been adversely impacted by the COVID-19 pandemic. We have suspended in-person interactions by our sales and marketing personnel in healthcare settings and are engaging with these customers remotely, via webinar programs and virtual meetings, as we seek to continue to support healthcare professionals and patient care. In addition, several conferences and other programs at which we intended to market Gvoke have been postponed, canceled and/or transitioned to virtual meetings. Remote interactions may be less effective than in-person interactions. We have also revised our patient copay assistance program to offer a $0 copay card for commercially eligible patients in response to the COVID-19 pandemic.

We continue to progress with our analyses of data from our clinical trials. Apart from one clinical site being directly impacted by COVID-19, which resulted in a delay in the data analysis only, we remain on track with the planned timeline for reporting of study results. However, COVID-19 could impact the timing for reporting results for other clinical trials.

As the COVID-19 pandemic unfolded, we moved quickly to transition our employees to a remote work from home environment excluding essential services, such as personnel in our laboratory. For those employees, we have implemented safety measures designed to comply with applicable federal, state and local guidelines in response to the COVID-19 pandemic. We may be required to take additional actions that may impact our operations as required by applicable laws or regulations, or which we determine to be in the best interests of our employees.

We have incurred operating losses since inception, and we have an accumulated deficit of $275.4 million at March 31, 2020. Although we believe that our cash, cash equivalents, investments, proceeds from the PPP Loan and expected revenue from sales of Gvoke will enable us to fund our operating and capital expenditure requirements for at least the next 12 months, we cannot predict the impact of the COVID-19 pandemic on future results of operations and financial condition due to a variety of factors, including the health of our employees, the ability of suppliers to continue to operate and deliver, the ability of Xeris and our customers to maintain operations, continued access to transportation resources, the changing needs and priorities of customers, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. As further detailed in the "Liquidity and Capital Resources" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have relied on equity and debt financing for our funding to date. Given the impact of COVID-19 on the U.S. and global financial markets, we may be unable to access further equity or debt financing when needed. In order to minimize our cash burn, we have implemented measures to reduce spending, we have delayed or suspended projects, and we have adopted a deferred compensation plan under which a select group of management and our non-employee directors may defer receiving all or a portion of their cash compensation. Our chief executive officer, Paul Edick, is deferring approximately 85% of his cash compensation for the remainder of 2020 and 2021 to reduce cash burn, and other members of our executive team and board of directors are also deferring a significant portion of their compensation. In addition, in April 2020, we entered into the U.S. Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) Note (the “Note”) with Silicon Valley Bank (the “Lender”) for a loan in the amount of $5.1 million (the “PPP Loan”), enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). We received the full amount of the PPP Loan on April 22, 2020. On May 4, 2020, we repaid $0.9 million of the PPP Loan and plan to use the remaining proceeds to retain employees, maintain payroll and make lease and utility payments in accordance with the relevant terms and conditions of the CARES Act.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our operations and the operations of our customers, suppliers, vendors and business partners, and may take further precautionary and preemptive actions as may be required by federal, state or local authorities. In addition, we are taking steps to try and minimize the current environment’s impact on our business, including devising contingency plans and backup resources.

We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy, and we cannot presently predict the scope and severity of any potential business shutdowns or disruptions. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets. If we, or any of the third parties with whom we engage, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

Components of our Results of Operations

Net Sales

Net sales represent gross product sales less estimated allowances for patient copay assistance programs, prompt payment discounts, payor rebates, chargebacks, service fees, and product returns, all of which are recorded at the time of sale to pharmaceutical wholesalers. We apply significant judgments and estimates in determining some of these allowances. If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future.

Cost of Goods Sold

Cost of goods sold includes primarily product costs, which include all costs directly related to the purchase of raw materials, charges from our contract manufacturing organizations, and manufacturing overhead costs, as well as shipping and distribution charges. Cost of goods sold also includes losses from excess, slow-moving or obsolete inventory and inventory purchase commitments, if any. Manufacturing costs incurred for Gvoke PFS and Gvoke HypoPen prior to approval and initial commercialization were expensed as research and development expenses.

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. We recognize research and development expenses as incurred. Research and development expenses that are paid in advance of performance are capitalized until services are provided or goods are delivered. Research and development expenses include:

■ the cost of acquiring and manufacturing preclinical and clinical trial materials and manufacturing costs related to commercial production and scale-up until a product is approved and initially available for commercial sale;
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

Research and development activities are central to our business model. We expect to continue to incur significant research and development expenses as we conduct new clinical trials, prepare regulatory filings for our product candidates, and add headcount to support these efforts. Our research and development costs have declined as compared to previous levels as a result of directing significant funding to our commercial activities, with the approval and launch of our first product, Gvoke. We expect to continue to incur research and development expenses at similar levels in the near term as we:

■ continue the development of our additional ready-to-use glucagon programs including Post-Bariatric Hypoglycemia and Exercise-Induced Hypoglycemia,
■ conduct preclinical and clinical work for our Pramlintide-Insulin program;
■ continue clinical development for our ready-to-use diazepam formulation; and
■ continue to advance other pipeline candidates.

Our research and development expenses may vary significantly over time due to uncertainties relating to the timing and results of our clinical trials and the timing of regulatory approvals.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of compensation and related personnel costs, marketing and selling expenses, professional fees and facility costs not otherwise included in cost of goods sold or research and development expenses. Our selling and marketing costs have increased significantly as we continue our marketing and selling efforts for Gvoke PFS in the United States and prepare for the commercial launch of Gvoke HypoPen in the United States in July 2020. We expect to continue to incur significant marketing and selling expenses in the near term.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change

Net sales	$1,676	$—	$1,676
Grant and other income	112	248	(136)
Cost of goods sold	1,790	—	1,790
Gross profit (loss)	(2)	248	(250)

Operating expenses:
Research and development	6,646	13,167	(6,521)
Selling, general and administrative	21,606	12,518	9,088
Total operating expenses	28,252	25,685	2,567
Loss from operations	(28,254)	(25,437)	(2,817)
Other income (expense):
Interest and other income	434	671	(237)
Interest expense	(1,499)	(1,063)	(436)
Change in fair value of warrants	135	552	(417)
Total other income (expense)	(930)	160	(1,090)
Net loss before provision for/benefit from income taxes	(29,184)	(25,277)	(3,907)
Provision for/benefit from income taxes	—	—	—
Net loss	$(29,184)	$(25,277)	$(3,907)

Net Sales

We launched Gvoke PFS for the treatment of severe hypoglycemia in people with diabetes in November 2019. Total net sales of Gvoke PFS were $1.7 million for the three months ended March 31, 2020. Net sales represent gross product sales less estimated allowances for patient copay assistance programs, prompt payment discounts, payor rebates, chargebacks, service fees, and product returns, all of which are recorded at the time of sale to pharmaceutical wholesalers.

Grant and Other Income

Grant and other income decreased by $0.1 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019, primarily due to a decrease in clinical work performed on grant programs during the current period, as many of these programs are nearing completion.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2020 was $1.8 million, which included $1.2 million related to the establishment of a reserve for excess and obsolete inventory. Manufacturing costs for Gvoke incurred prior to approval and initial commercialization were previously expensed as research and development expenses.

Research and Development Expenses

The following table summarizes our research and development expenses by expense category for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change

Clinical and preclinical studies	$2,569	$4,525	$(1,956)
Pharmaceutical process development (1)	1,032	5,855	(4,823)
Compensation and related personnel costs	2,748	2,592	156
Stock-based compensation	297	195	102
Total research and development expenses	$6,646	$13,167	$(6,521)

(1) Includes CMC (chemistry, manufacturing and controls), product development, and regulatory expenses.

The following table summarizes our research and development expenses by program for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change

Gvoke	$608	$6,298	$(5,690)
Other ready-to-use glucagon programs	638	2,293	(1,655)
Additional pipeline programs	2,066	666	1,400
Overhead (personnel, facilities and other expenses)	3,334	3,910	(576)
Total research and development expenses	$6,646	$13,167	$(6,521)

Research and development expenses decreased by $6.5 million for the three months ended March 31, 2020 in comparison to the three months ended March 31, 2019. The decrease was primarily driven by decreased CMC costs due to both a reduction of manufacturing batches and supplies needed for preclinical and clinical trials of $2.1 million and the expenses incurred in the prior year for the manufacturing of Gvoke prior to commercialization of $2.3 million, decreased expenses associated with our clinical and preclinical trials of $2.0 million, partially offset by increased personnel expenses due to additional headcount and other employee-related costs of $0.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $9.1 million for the three months ended March 31, 2020 in comparison to the three months ended March 31, 2019. The increase was primarily driven by increases in marketing and selling expenses of $5.1 million, an increase in compensation and related personnel costs of $2.9 million, including an increase in stock-based compensation expense of $0.6 million due to additional headcount to support commercialization efforts of Gvoke, and increased administrative and legal costs of $1.0 million.

Other Income (Expense)

For the three months ended March 31, 2020, interest expense increased by $0.4 million in comparison to the three months ended March 31, 2019, primarily due to increased borrowing levels. For the three months ended March 31, 2020, interest and other income decreased by $0.2 million in comparison to the three months ended March 31, 2019, as a result of lower balances in cash equivalents and investments. In addition, the change in fair value of warrants decreased by $0.4 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 primarily due to a reduction in our stock price.

Liquidity and Capital Resources

Our primary uses of cash are to fund costs related to the manufacturing, marketing and selling of Gvoke, the research and development of our product candidates, general and administrative expenses and working capital requirements. Historically, we have funded our operations primarily through private placements of convertible preferred stock, public offerings of common stock, issuance of debt, and grants awarded from the NIH and other philanthropic organizations. In June 2018, we completed our IPO of 6,555,000 shares of our common stock at a price of $15.00 per share for aggregate net proceeds of $88.9 million after deducting underwriting discounts and commissions as well as other public offering expenses. In February 2019, we completed a public offering and sold an aggregate of

5,996,775 shares of common stock at a price of $10.00 per share. Net proceeds from this public offering were $55.5 million after deducting underwriting discounts and commissions as well as other public offering expenses. In September 2019, we entered into the Amended Loan Agreement that provides for term loans of up to an aggregate of $85.0 million, of which $60.0 million was drawn in September 2019. We become eligible to draw the second tranche of $15.0 million and the third tranche of $10.0 million if certain revenue targets are achieved prior to March 31, 2021 and June 30, 2021, respectively. In August 2019, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, which we refer to as the "Shelf". We simultaneously entered into a Sales Agreement with Jefferies LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $50.0 million of our common stock from time to time in "at-the-market" offerings under the Shelf. In December 2019, we sold an aggregate of 204,427 shares of common stock under the Shelf for gross proceeds of $1.8 million. On February 14, 2020, we completed a public offering and sold 10,299,769 shares of common stock at a price of $4.15 per share. Net proceeds from this public offering were $39.9 million. On April 22, 2020, we entered into a PPP Loan in the amount of $5.1 million with the PPP Lender, and we received the full amount of the PPP Loan on April 22, 2020. On May 4, 2020, we repaid $0.9 million of the PPP Loan and plan to use the remaining proceeds to retain employees, maintain payroll and make lease and utility payments in accordance with the relevant terms and conditions of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the "CARES Act"). As of March 31, 2020, we have $0.1 million in an awarded unused grant that can be utilized, in accordance with the grant agreement, to offset program costs for our diazepam program.

In conjunction with entering into the PPP Loan, we also entered into an amendment to the Amended Loan Agreement, (the “Loan Amendment”) effective April 21, 2020, with the Lenders to allow the Company to incur the indebtedness under the PPP Loan. The Loan Amendment requires the Company, among other things, to: (i) apply for forgiveness of the maximum amount of the PPP Loan possible in accordance with the CARES Act no later than sixty days after the eight-week period immediately following the PPP Loan disbursement date; (ii) cause not less than $3,300,000 of the PPP Loan to be forgiven by the SBA on or before September 30, 2020 (or such other amount and/or by such other time as consented to by the PPP Lender in writing); and (iii) not amend any provision in any document relating to the PPP Loan or make any voluntary prepayment under the PPP Loan (other than a prepayment in the amount of $0.9 million made on or before May 7, 2020). The Loan Amendment provides that failure to comply with such requirements contained in the Loan Amendment constitutes an event of default, in which case the Lenders could accelerate all of the amounts due under the Amended Loan Agreement and seek to enforce their security interests in any collateral securing such indebtedness.

We have incurred operating losses since inception, and we have an accumulated deficit of $275.4 million at March 31, 2020. We believe that our cash and cash equivalents and investments, proceeds from the PPP Loan and expected revenue from sales of Gvoke will enable us to fund our operating and capital expenditure requirements for at least the next 12 months. In addition, under the Amended Loan Agreement, we have additional borrowing capacity upon achievement of certain revenue targets prior to March 31, 2021 and June 30, 2021. We expect to incur substantial additional expenditures in the near term to support the marketing and selling of Gvoke and our ongoing research and development activities. We expect to continue to incur net losses for at least the next 12 months. Our ability to fund our product development and clinical operations, including completion of future clinical trials, as well as marketing and selling Gvoke and commercialization of our product candidates will depend on the amount and timing of cash received from future financings. Our future capital requirements will depend on many factors, including:

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

As we continue the marketing and selling of our first product, Gvoke PFS, and prepare for the commercial launch of Gvoke HypoPen, we may not generate a sufficient amount of product revenues to fund our cash requirements. Accordingly, we may need to obtain additional financing in the future which may include public or private debt and/or equity financings. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to successfully market and sell Gvoke and our product candidates, if approved. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. The issuance of equity securities may result in dilution to stockholders. If we raise additional funds through the issuance of debt, which may have rights, preferences and privileges senior to those of our common stockholders, the terms of the debt could impose significant restrictions on our operations. The failure to raise funds as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. If additional funding is not secured when required, we may need to delay or curtail our operations until such funding is received, which would have a material adverse impact on our business prospects and results of operations.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2020	2019

Net cash used in operating activities	$(28,945)	$(21,154)
Net cash provided by (used in) investing activities	8,676	(18,725)
Net cash provided by financing activities	40,067	56,147
Increase in cash and cash equivalents	$19,798	$16,268

The increase in cash used in operating activities for the three-month period ended March 31, 2020, as compared to the three-month period ended March 31, 2019, was primarily driven by increased marketing, selling and manufacturing costs related to the commercialization of Gvoke partially offset by sales of Gvoke and decreased research and development costs. For a discussion regarding the increase in spending, refer to "Results of Operations" included in this Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

The increase in cash provided by investing activities for the three-month period ended March 31, 2020 was primarily due to net sales of investments to fund operations, as compared to net purchases of investments in the three-month period ended March 31, 2019.

The decrease in cash provided by financing activities for the three-month period ended March 31, 2020 was primarily due to the net proceeds of $39.9 million from the February 2020 public offering of our common stock, as compared to the net proceeds of $55.5 million from the February 2019 public offering of our common stock.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES AND ASSUMPTIONS

Our Annual Report on Form 10-K for the year ended December 31, 2019, describes the critical accounting policies for which management uses significant judgments and estimates in the preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies since December 31, 2019.

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

Interest Rate Risk

Cash and Cash Equivalents and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash and cash equivalents and investments outstanding at March 31, 2020 would increase or decrease interest income by approximately $1.0 million on an annual basis.

Amended Loan Agreement—Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. Based on our outstanding borrowings at March 31, 2020, a one-percentage point increase or decrease in interest rates would have no impact on interest expense on an annual basis as the thirty-day U.S. Dollar LIBOR rate at March 31, 2020 was 1.02% and that coupled with a one-percentage point increase would be below the floor rate of 2.43%.

Foreign Exchange Risk

We contract with contract research organizations outside the United States. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2020, we had immaterial liabilities denominated in the Euro and the Australian Dollar. Net foreign currency gains and losses did not have a material effect on our results of operations for the three months ended March 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risks Related to the Impact of the COVID-19 Coronavirus

Our business may be adversely affected by the ongoing coronavirus pandemic.

Our business could be adversely affected by health epidemics in regions where we have clinical trial sites or other business activities and could cause significant disruption in the operations of third-party manufacturers and contract research organizations, or CROs, upon whom we rely, and for which we may not have adequate insurance coverage. For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into a global pandemic. As of late April 2020, the coronavirus had spread to most regions of the world.

As a result of the coronavirus pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

■	We believe that the COVID-19 pandemic has had, and may continue to have an adverse impact on demand for our product, Gvoke, due to government-imposed quarantines, stay at home orders, travel restrictions, mandated business closures and other public health safety measures which may result in patients not visiting their healthcare providers or their pharmacies to get their prescriptions filled. We have also suspended in-person interactions by sales and marketing personnel in healthcare settings. In addition, several conferences and other programs at which we intended to market Gvoke have been postponed, canceled and/or transitioned to virtual meetings. Remote interactions may be less effective than in-person interactions. In addition, due to the prioritization of healthcare resources toward pandemic efforts, even remote interactions may not be possible.
■
We currently rely on third-party suppliers and contract manufacturing organizations for the manufacture of Gvoke, as well as to perform third-party logistics functions, including warehousing and distribution of Gvoke. In addition, we rely on third parties to perform quality testing and supply other goods and services to run our business. If any such third party in our supply chain for materials are adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture commercial quantities of Gvoke.

■
We have closed our offices and requested that most of our personnel, including all of our administrative employees, work remotely, restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in any given research and development laboratory. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. Further, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors. In addition, we have implemented certain measures to reduce spending and have delayed or suspended projects. Although we have implemented such cost reducing measures, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from such measures due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected cost savings from such measures, our operating results and financial condition would be adversely affected.

■
Although essential personnel in our laboratory currently remain on-site, they and other employees and contractors conducting research and development activities on our behalf may not be able to access our laboratory or conduct such activities for an extended period of time in the event of the closure of our offices or the offices of our contractors and/or the possibility that governmental authorities further modify current restrictions. As a result, this could delay timely completion of preclinical activities.

■	We are conducting a number of clinical trials for product candidates in geographies which are affected by the coronavirus pandemic. Potential impacts of the coronavirus pandemic on our various clinical trials include disruptions or delays to standard study monitoring practices, sample shipments, data analysis and reporting of results due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations. Other impacts could include quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials. Interruption or delays in the operations of the FDA could also impair our ability to discuss ongoing or future clinical programs. If the coronavirus pandemic continues, other aspects of our clinical trials could be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, and availability of clinical trial materials. Some patients and clinical investigators may not be able to comply with clinical trial protocols, and patients may choose to withdraw from our studies or we may choose to or be required to pause enrollment and/or patient dosing in our ongoing clinical trials in order to protect trial participants. It is unknown how long these pauses or disruptions could continue.
■
Health regulatory agencies globally may experience disruptions in their operations as a result of the coronavirus pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. For example, regulatory authorities may require that we not distribute a product candidate lot until the relevant agency authorizes its release. Such release authorization may be delayed as a result of the coronavirus pandemic and could result in delays to our clinical trials.

■
The trading prices for our common shares and other biopharmaceutical companies have been highly volatile as a result of the coronavirus pandemic. As a result, we may face difficulties raising capital through sales of our common shares or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common shares.

■	We maintain insurance which provides coverage for interruptions in the business of the Company subject to customary conditions and exclusions. While we have provided notice to our insurer of our intent to file a claim under our business interruption insurance related to the effects of COVID-19 on our business, it is unlikely that we will be able to recover proceeds sufficient to cover any losses related to COVID-19 and may not receive any proceeds at all.

The coronavirus pandemic continues to rapidly evolve. The ultimate impact of the coronavirus pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain coronavirus or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.

Risks Related to our Financial Position and Need for Financing

As a company, we have a limited operating history and limited experience commercializing pharmaceutical products and have incurred significant losses since inception. We expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.

We commercially launched our first product, Gvoke PFS, in November 2019 and expect to launch Gvoke HypoPen in July 2020. We are in the early stages of commercializing our first pharmaceutical product and have a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. For the three months ended March 31, 2020, we generated $1.7 million in revenue from product sales. We have financed our operations primarily through private placements of our preferred stock, borrowings under the Amended Loan Agreement that we entered into with Oxford Finance LLC and Silicon Valley Bank, proceeds from the PPP Loan (as defined below), our initial public offering in June 2018, or our IPO, and our public offerings in February 2019 and February 2020. We have not yet demonstrated an ability to conduct sales and marketing activities necessary for successful product commercialization. We have not yet demonstrated an ability to manufacture Gvoke HypoPen on a commercial scale or arrange for a third party to do so on our behalf. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies prior to and at the early stages of commercialization of any product candidates, especially pharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully commercializing pharmaceutical products. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to successfully complete the transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.
We have incurred significant losses in every fiscal year since inception. For the three months ended March 31, 2020 and 2019, we reported a net loss of $29.2 million and $25.3 million, respectively. In addition, our accumulated deficit as of March 31, 2020 was $275.4 million. Substantially all of our operating losses have resulted from costs incurred in connection with research and development, clinical and regulatory initiatives to obtain approvals for our product candidates and preparation for commercialization of Gvoke and more recently the commerical launch of Gvoke.

We expect to continue to incur significant operating expenses as we continue the commercialization of Gvoke PFS and launch Gvoke HypoPen, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. In particular, we anticipate that we will continue to incur significant expenses as we:

■	execute our Gvoke commercial strategy in the U.S.;
■	continue our research and development efforts;
■	seek regulatory approval for new product candidates and product enhancements; and
■	continue to operate as a public company.

Our first product, Gvoke, was approved by the FDA for the treatment of severe hypoglycemia in pediatric and adult patients with diabetes ages 2 years and above on September 10, 2019. Our ability to generate revenue from Gvoke and our product candidates and to transition to profitability and generate positive cash flows is uncertain and depends on the successful commercialization of Gvoke and our product candidates. Many of our product candidates are still in development. Successful development and commercialization will require achievement of key milestones, including completing clinical trials and obtaining marketing approval for our product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, and if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We have debt outstanding under the PPP Loan, which is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act, and we may be subject to an audit or enforcement action related to the PPP Loan.

On April 21, 2020, we entered into the U.S. Small Business Administration (the "SBA") Paycheck Protection Program (the "PPP") Note (the "Note") with Silicon Valley Bank (the “PPP Lender”) for a loan in the amount of $5.1 million (the “PPP Loan”) enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the "CARES Act"). We received the full amount of the PPP Loan on April 22, 2020. On May 4, 2020, we repaid $0.9 million of the PPP Loan, and we plan to use the remaining proceeds of $4.2 million to retain employees, maintain payroll and make lease and utility payments in accordance with the relevant terms and conditions of the CARES Act.

Under the terms of the CARES Act, all or a portion of the principal of the PPP Loan may be forgiven. Such forgiveness will be determined, subject to limitations, based on the use of the PPP Loan proceeds for payroll costs, mortgage interest payments, lease payments or utility payments. To obtain forgiveness, we would need to request forgiveness from the PPP Lender, provide documentation in accordance with the SBA requirements and certify that the amounts we are requesting to be forgiven qualify under those requirements. While we intend to use the PPP Loan proceeds in a manner that would permit forgiveness of the PPP Loan and intend to seek forgiveness at the appropriate time, no assurance can be provided that we will obtain forgiveness of the PPP Loan in whole or in part.

The Note also provides for customary events of default, including, among others, events of default relating to failure to make payment or comply with the covenants contained in the Note and related loan documents, defaults on any other loan with the PPP Lender, defaults on any loan or agreement with another creditor if the PPP Lender believes the default may materially affect our ability to pay the Note, failure to pay any taxes when due, becoming the subject of a civil or criminal action that the PPP Lender believes may materially affect our ability to pay the Note, bankruptcy, breaches of representations, judgment, reorganization, merger, consolidation or other changes in ownership or business structure without the PPP Lender’s prior written consent, and material adverse changes in financial condition or business operation that the PPP Lender believes may materially affect our ability to pay the Note. A failure by us to comply with the covenants or payment requirements specified in the Note could result in an event of default under the Note, which would give the PPP Lender the right to declare any and all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. If the debt under our PPP Loan were to be accelerated, we may not have sufficient cash, be able to borrow sufficient funds or be able to sell sufficient assets to repay the debt, which could immediately materially and adversely affect our cash flows, business, results of operations and financial condition.

Additionally, the Note is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act, which is subject to revisions and changes by the SBA and Congress. We may also be subject to CARES Act-specific lookbacks and audits that may be conducted by other federal agencies, including several oversight bodies created under the CARES Act. These bodies have the ability to coordinate investigations and audits and refer matters to the Department of Justice for civil or criminal enforcement and other actions. Given that we received more than $2.0 million under our PPP Loan, we will be subject to an audit by the SBA. Complying with such SBA audit could divert management resources and attention and require us to expend significant time and resources, which could have an adverse effect on our business, financial condition and results of operations.

In conjunction with entering into the PPP Loan, the Company also entered into an amendment to the Amended Loan Agreement (the "Loan Amendment"), effective April 21, 2020, with the Lenders to allow the Company to incur the indebtedness under the PPP Loan. The Loan Amendment also requires the Company to, among other requirements: (i) apply for forgiveness of the maximum amount of the PPP Loan possible in accordance with the CARES Act no later than sixty days after the eight-week period immediately following the PPP Loan disbursement date; (ii) cause not less than $3,300,000 of the PPP Loan to be forgiven by the SBA on or before September 30, 2020 (or such other amount and/or by such other time as consented to by the PPP Lender in writing); and (iii) not amend any provision in any document relating to the PPP Loan or make any voluntary prepayment under the PPP Loan (other than a prepayment in the amount of $0.9 million made on or before May 7, 2020). The Loan Amendment provides that failure to comply with such requirements contained in the Loan Amendment constitutes an event of default, in which case the Lenders could accelerate all of the amounts due under the Amended Loan Agreement and seek to enforce their security interests in any collateral securing such indebtedness.

We may require additional capital to sustain our business, and this capital may cause dilution to our stockholders and might not be available on terms favorable to us, or at all, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Pharmaceutical development is a time consuming, expensive and uncertain process that takes years to complete. We are incurring significant commercialization expenses related to product sales, marketing, manufacturing, packaging and distribution of Gvoke and expect to continue to incur such expenses for Gvoke as well as for any of our product candidates, if approved. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. For example, due to the impacts of the COVID-19 pandemic on our business, including those discussed in the risk factor titled “Our business may be adversely affected by the ongoing coronavirus pandemic,” we applied for and received a PPP Loan on April 22, 2020 for $5.1 million, of which $0.9 million was repaid on May 4, 2020. While we initiated a variety of cost reduction initiatives, we sought and obtained the PPP Loan due to our belief that such funds were necessary to support payroll costs, rent and utilities in order to avoid more drastic measures, such as deep workforce reductions, that would have likely significantly impaired our financial viability. Despite the receipt of the PPP Loan, if we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs. We will be required to expend significant funds in order to commercialize Gvoke as well as any of our product candidates that receive marketing approval.

We may be required to or choose to obtain further funding through public equity offerings, debt financings, royalty-based financing arrangements, collaborations and licensing arrangements or other sources. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing obtained by us would be senior to our common stock, would likely cause us to incur interest expense, and could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may increase our expenses and make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions and in-licensing opportunities. Under our existing credit facility, the Amended Loan Agreement, we are restricted in our ability to incur additional indebtedness and to pay dividends but, in connection with our PPP Loan, the Lenders consented to the PPP Loan as additional permitted indebtedness. Further, the Note for our PPP Loan is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. Any additional debt financing that we may secure in the future could include similar or more restrictive covenants relating to our capital raising activities, buying or selling assets and other financial and operational matters, which may make it more difficult for us to obtain additional capital, manage our business and pursue business opportunities. We may also be required to secure any such debt obligations with some or all of our assets. For example, our Amended Loan Agreement is secured by substantially all of our property and assets, including our intellectual property assets, subject to certain exceptions.

If we raise additional funds through collaborations or marketing, distribution or licensing, or royalty-based financing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. Securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the commercialization of Gvoke and development and commercialization, if approved, of our product candidates. It is also possible that we may allocate significant amounts of capital toward solutions or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Any of these negative developments could have a material adverse effect on our business, operating results, financial condition and common stock price.

We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

Our Amended Loan Agreement provides for term loans of up to an aggregate of $85.0 million, of which $60.0 million was drawn in September 2019. We become eligible to draw the second tranche of $15.0 million and the third tranche of $10.0 million if certain revenue targets are achieved prior to March 31, 2021 and June 30, 2021, respectively.

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

Failure to satisfy our current and future debt obligations under our Amended Loan Agreement could result in an event of default and, as a result, our lenders could accelerate all of the amounts due. Events of default also include our failure to comply with customary affirmative covenants as well as our breach of customary negative covenants in the Amended Loan Agreement. Affirmative covenants include the maintenance of a minimum cash balance equal to the outstanding obligations plus $5.0 million in the event that we maintain one or more permitted accounts at other institutions. In addition, affirmative covenants include complying with all terms and conditions of the PPP Loan and causing not less than $3.3 million of the PPP Loan to be forgiven by the PPP Lender. Negative covenants include prohibition on the payment of dividends and distributions, certain mergers and change of control events, and restrictions on the incurrence of additional debt. In addition, the occurrence of material adverse changes in the company’s business, including its prospect of repayment of its obligations, could result in an event of default. In the event of an acceleration of amounts due under our Amended Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness while still pursuing our current business strategy. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.

Risks Related to the Commercialization and Marketing of our Products and Product Candidates

Our business depends entirely on the success of our products and product candidates. Even if approved, our product candidates may not be accepted in the marketplace and our business may be materially harmed.

To date, we have expended significant time, resources and effort on the development of our product candidates, and a substantial portion of our resources recently have been and will continue to be focused on launching, marketing and commercializing our first product, Gvoke, in the United States. Our business and future success are substantially dependent on our ability to generate product revenues in the near term and will depend on our ability to successfully commercialize Gvoke. Our product candidates are in earlier stages of development and subject to the risks of failure inherent in developing drug products. Any delay or setback in the regulatory approval, product launch, commercialization or distribution of any of our product candidates will adversely affect our business. We may not be able to successfully launch or commercialize our products or meet our expectations with respect to revenues. We just began to commercially launch our first pharmaceutical product, Gvoke PFS, in November 2019, and we expect to commercially launch Gvoke HypoPen in July 2020. There is no guarantee that the infrastructure, systems, processes, policies, relationships and materials we have built for the commercialization of Gvoke will be sufficient for us to achieve success at the levels we expect. Further, our products may contain undetected manufacturing defects, including mislabeling, which might require product replacement, re-labeling or product recalls, which could further harm our business. For example, on October 29, 2019, we identified incorrect outer carton label side serialization flaps on Gvoke PFS 2-packs. The incorrect label was part of the approval package received from the FDA on September 10, 2019.  To correct the issue, we executed a market recall of the Gvoke 1 mg 2-pack cartons and 0.5 mg 2-pack cartons. Correctly printed cartons were introduced into production on November 12, 2019, and we believe no further action is required at this time. However, were such events to occur in the future, they could harm our business.

Even if all regulatory approvals are obtained, the commercial success of our products and product candidates, if approved, depends on gaining market acceptance among physicians, patients, patient advocacy groups, healthcare payors and the medical community. The degree of market acceptance of our products and product candidates will depend on many factors, including:

■	the scope of regulatory approvals, including limitations or warnings contained in a product's regulatory-approved labeling;
■	our ability to produce, through a validated process, sufficiently large quantities of our products to permit successful commercialization;
■	our ability to establish and maintain commercial manufacturing arrangements with third-party manufacturers;
■	our ability to build and maintain sales, distribution and marketing capabilities sufficient to launch commercial sales of our products;
■	the acceptance in the medical community of the potential advantages of the products, including with respect to our efforts to increase adoption of our products by patients and healthcare providers;
■	the incidence, prevalence and severity of adverse side effects of our products;
■	the willingness of physicians to prescribe our products and of the target patient population to try these therapies;
■	the price and cost-effectiveness of our products;
■	the availability of sufficient third-party coverage and reimbursement, including the extent to which each product is approved for use at, or included on formularies of, hospitals and managed care organizations;
■	any negative publicity related to our or our competitors’ products or other formulations of products that we administer, including as a result of any related adverse side effects;
■	alternative treatment methods and potentially competitive products;
■	the potential advantages of our products over existing and future treatment methods; and
■	the strength of our sales, marketing and distribution support.

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

We do not currently own or operate manufacturing facilities for the production of Gvoke or our product candidates. We rely on third-party suppliers to manufacture and supply our products. We currently rely on a number of single-source suppliers, such as Bachem Americas, Inc., or Bachem, for active pharmaceutical ingredient, or API, Pyramid Laboratories Inc., or Pyramid, for drug product and SHL Pharma, LLC, or SHL Pharma, for auto-injector and final product assembly, and we have entered into several supply agreements including with Bachem, Pyramid and SHL Pharma. Our third-party suppliers may not be able to produce sufficient inventory to meet commercial demand in a timely manner, or at all. Our third-party suppliers may not be required to provide us with any guaranteed minimum production levels or have dedicated capacity for our products. As a result, there can be no assurances that we will be able to obtain sufficient quantities of products, including Gvoke, or other key materials in the future, which could have a material adverse effect on our business as a whole. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the manufacture of Gvoke or development of our product candidates will depend on the severity and duration of the spread of the virus and the actions undertaken to contain COVID-19 or treat its effects.

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

If any of the above risks materialize and we are unable to satisfy commercial demand for our products in a timely manner, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected, and customers may instead purchase or use our competitors’ products. In addition, we could be forced to secure new materials or develop alternative third-party suppliers, which can be difficult given our product complexity, long development lead-times and global regulatory review processes. We are also unable to predict how changing global economic conditions or global health concerns such as the COVID-19 pandemic will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

Our future revenues and profitability will be adversely affected if U.S. and foreign governmental, private third-party insurers and payors and other third-party payors, including Medicare and Medicaid, do not agree to defray or reimburse the cost of our products to the patients. If these entities fail to provide coverage and reimbursement with respect to our products or provide an insufficient level of coverage and reimbursement, our products may be too costly for some patients to afford them and physicians may not prescribe them. In addition, limitations on the amount of reimbursement for our products may also reduce our profitability. In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, actions and proposals to control and reduce healthcare costs. There have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any of our products or product candidates for which we obtain marketing approval. Government and other third-party payors are also challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. CMS altered the reimbursement formula for fiscal years 2018 and 2019, but the court ruled this change was not an “adjustment” that was within the Secretary’s discretion to make. On May 6, 2019, the district court reiterated that the rate reduction exceeded the Secretary’s authority and declared that the rate reduction for 2019 also exceeded the Secretary’s authority and remanded the issue to the U.S. Department of Health and Human Services ("HHS") to devise an appropriate remedy. On July 10, 2019, the district court entered its final judgment and CMS has filed an appeal. It is unclear how this could affect covered hospitals who might purchase our products in the future and affect the rates we may charge such facilities for our approved products.

Market acceptance and sales of our products and product candidates that we develop, if approved, will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. In the United States, no uniform policy of coverage and reimbursement for drugs exists among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, obtaining coverage and reimbursement approval of a drug from a government or other third-party payor is a time consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our drugs on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. We cannot be certain that reimbursement will be available for any of our product candidates or that reimbursement rates will not change for our current products. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any of our products or product candidates. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize Gvoke or our product candidates even if there is adequate coverage and reimbursement from third-party payors.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA, became law in the United States and is significantly impacting the provision of, and payment for, health care. With regard to pharmaceutical products specifically, the ACA, among other things, expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. Among other things, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. In addition, on December 18, 2019, President Trump, the HHS, and the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. The FDA also issued a Draft Guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and Draft Guidance are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for any products that we may develop and commercialize and could adversely affect our future revenues and prospects for profitability.

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

For example, Eli Lilly’s GEK, has approximately 80% coverage, with unrestricted access across commercial, Medicare, Managed Medicaid and state Medicaid plans. Of our target patient population, approximately 50% are commercially insured, one-third are covered by Medicaid and approximately 15% are covered by Medicare. However, as the healthcare industry consolidates, competition to provide products and services to industry participants has become more intense and may intensify as the potential purchasers of our products or third-party payors use their purchasing power to exert competitive pricing pressure. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our potential purchasers. If competitive forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to invest in and grow our business.

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

Any disruption to the facilities or operations of our third-party suppliers resulting from weather-related events, epidemics, including the global health concerns such as the COVID-19 pandemic, fire, acts of terrorism, or any other cause could materially impair our ability to manufacture our products and to distribute our products to customers. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers. If we are unable to arrange for third-party suppliers of our materials and products, or to do so on commercially reasonable terms, we may not be able to market our products or product candidates that may be approved in the future. Additionally, our business could be temporarily adversely affected by higher costs for materials, increased shipping and storage costs, increased labor costs, and scheduling issues. Any interruption in the production or delivery of our supplies could reduce sales of our products and increase our costs.

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

Any delays in conducting clinical trials and related drug development programs could materially affect our product development costs and delay regulatory approval of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned, or will be completed on schedule, if at all. A clinical trial can be delayed for a variety of reasons, including:

■	delays or failures in obtaining regulatory authorization to commence a trial because of safety concerns of regulators relating to our product candidates or similar product candidates, competitive or comparator products or supportive care products or failure to follow regulatory guidelines;
■	delays or failures in obtaining clinical materials and manufacturing sufficient quantities of the product candidate for use in a trial;
■	delays or failures in reaching agreement on acceptable terms with prospective study sites or other CROs;
■	delays or failures in obtaining approval of our clinical trial protocol from an institutional review board, or IRB, to conduct a clinical trial at a prospective study site;
■	receipt by a competitor of marketing approval for a product targeting an indication that our product candidate targets, such that we are not “first to market” with our product candidate;
■	delays in recruiting or enrolling subjects to participate in a clinical trial, particularly with respect to our product candidates for certain rare indications, including those for which we have obtained, or plan to seek, orphan drug designation;
■	failure of a clinical trial or clinical investigators to be in compliance with current Good Clinical Practices, or cGCPs;
■	unforeseen safety issues;
■	inability to monitor subjects adequately during or after treatment;
■	difficulty monitoring multiple study sites;
■	the FDA requiring alterations to any of our study designs, our nonclinical strategy or our manufacturing plans;
■	failure of our third-party clinical trial managers to satisfy their contractual duties, comply with regulations, or meet expected deadlines;
■	determination by regulators that the clinical design of a trial is not adequate; and
■	disruptions caused by global health concerns, such as the COVID-19 pandemic.

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

We have received orphan drug designation from the FDA for four indications for our product candidates, which are our ready-to-use glucagon for PBH and CHI, and our ready-to-use diazepam for acute repetitive seizures and Dravet syndrome. We have also received orphan drug designation from the EMA for our ready-to-use glucagon for CHI and Noninsulinoma Pancreatogenous Hypoglycaemia Syndrome, or NIPHS, which includes patients with PBH. We intend to pursue such designation for others in specific orphan indications in which there is an unmet medical need. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Although we intend to seek orphan drug designation for certain additional indications, we may never receive such designation. Moreover, obtaining orphan drug designation for one indication does not mean we will be able to obtain such designation for another indication.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Two of our products, diazepam and glucagon, have been granted separate orphan drug designations by the FDA. An orphan drug exclusivity approval of the same active moiety and orphan drug indication may prevent us from seeking FDA approval for marketing in the United States during the exclusivity period except in the case where we are able to demonstrate, and the FDA concludes, that our drug is “clinically superior” to the approved products, e.g., safer, more effective, or providing a major contribution to patient care within the meaning of FDA regulations and guidance. In assessing whether we can demonstrate that our drug provides a “major contribution to patient care” over and above the currently approved drugs, which is evaluated by the FDA on a case by case basis, there is no one objective standard and the FDA may, in appropriate circumstances, consider such factors as convenience of treatment location, duration of treatment, patient comfort, reduced treatment burden, advances in ease and comfort of drug administration, longer periods between doses, and potential for self-administration. However, such a demonstration to overcome the seven-year market exclusivity may be difficult to establish with limited precedents and there can be no assurance that we will be successful in these efforts. Orphan drug exclusivity means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similarly, the FDA can subsequently approve a drug with the same active moiety for the same condition during the exclusivity period if the FDA concludes that the later drug is clinically superior, meaning the later drug is safer, more effective or makes a major contribution to patient care. Even with respect to the indications for which we have received orphan designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus approval of our product candidates could be blocked for seven years if another company previously obtained approval and orphan drug exclusivity for the same drug and same condition. If we do obtain exclusive marketing rights in the United States, they may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of the relevant patients. Further, exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition, the same drugs can be approved for different indications and might then be used off-label in our approved indication, and different drugs for the same condition may already be approved and commercially available.

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

For example, we have numerous competitors in the severe hypoglycemia market, which currently include Eli Lilly’s BAQSIMITM, an intranasal glucagon dry powder which received marketing approval on July 24, 2019 and is currently available for sale, Eli Lilly's GEK, Novo Nordisk’s GlucaGen HypoKit and Fresenius Kabi's glucagon emergency kit for low blood sugar. In the future, competitors may include a subcutaneous dasiglucagon auto-injector being developed by Zealand Pharma. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of severe hypoglycemia that compete directly or indirectly with Gvoke. Competitors may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products or product candidates, if approved, could be negatively affected and our results of operations could suffer.

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

Since its enactment, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, congressional, and executive challenges. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. The U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly known as the requirement that all individuals maintain health insurance coverage or pay a penalty, referred to as the “individual mandate.” However, as a result of tax reform legislation passed in December 2017, the individual mandate’s penalty was decreased to $0, effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was decreased to $0 as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held the individual mandate is unconstitutional but remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. In March 2020, the U.S. Supreme Court agreed to hear this case, with arguments likely to take place later this year. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.

Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued they were owed to them. This decision was appealed to the U.S. Supreme Court, which on April 27, 2020, reversed the U.S. Court of Appeals for the Federal Circuit's decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is not clear what effect this result will have on our business, but we will continue to monitor any developments.

In addition, CMS finalized regulations that gives states greater flexibility, as of 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Additionally, CMS finalized a rule, effective January 1, 2020, that allows Medicare Advantage Plans the option of using step therapy for Part B drugs. This final rule codified CMS’s policy change that was effective January 1, 2019. It is unclear what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted including aggregate reductions to Medicare payments to providers of 2% per fiscal year through 2030. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, these reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. As the legislation currently stands, the reductions will go back into effect January 2021 and will remain in effect through 2030. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Since 2016, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing or delaying penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D.

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

At the federal level, the Trump administration’s budget proposals for fiscal year 2020 contain further drug price control measures that could be enacted in future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced a bill, the Prescription Drug Pricing Reduction Action of 2019, which is intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill was introduced in the House of Representatives on September 19, 2019, House Resolution 3, the Lower Drug Costs Now Act of 2019, which would require HHS to directly negotiate drug prices with manufacturers. It is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with investigators, healthcare practitioners, consultants, third-party payors and customers, if any, will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws and regulations may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. These include the following:

■	Anti-Kickback Statute. The federal Anti-Kickback Statue, or AKS, makes it illegal for any person or entity (including a prescription drug manufacturer or a party acting on its behalf) to knowingly and willfully solicit, offer, receive or pay remuneration, directly or indirectly, in cash or in kind, in exchange for or intended to induce or reward either the referral of an individual for, or the purchase, order, prescription or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, they are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity can be found guilty of violating the AKS without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. Violations of the AKS carry potentially significant civil and criminal penalties, including imprisonment, fines, administrative civil monetary penalties, and exclusion from participation in federal healthcare programs.
■	False Claims Laws. The federal civil and criminal false claims and civil monetary penalties laws, including the federal False Claims Act (“FCA”), prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Companies that submit claims directly to payors may also be liable under the FCA for the direct submission of such claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.
■	Anti-Inducement Law. The anti-inducement law prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program.

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

■
Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to HHS information regarding any payment or other “transfer of value” made or distributed to health care professionals (currently defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the health care professionals and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain additional health care professionals.

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

We currently have operations in the United States and we maintain relationships with CMOs in certain parts of Europe, Asia and the United States for the manufacture of our products and product candidates. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The Securities and Exchange Commission, or SEC, is involved with enforcement of the books and records provisions of the FCPA and may suspend or bar issuers from having its securities traded on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

As of March 31, 2020, we had 199 employees. As we commercialize Gvoke and development of our product candidates continues to progress, we anticipate the need to hire additional employees as required to add depth and specialized expertise to our team. This growth could place a strain on our administrative and operational infrastructure. If the product candidates that we are developing continue to advance in clinical trials, we will need to expand our development, regulatory, manufacturing, quality, compliance, recordkeeping, information technology, training, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to develop additional relationships with various collaborators, CROs, suppliers, manufacturers and other organizations. We may not be able to establish such relationships or may incur significant costs to do so. Our ability to manage our growth will also require us to continue to improve our operational, financial and management controls, reporting systems and procedures, and other compliance programs and processes, which will further increase our operating costs. Failure to manage our growth effectively could cause us to over-invest or under-invest in infrastructure and result in losses or weaknesses in our infrastructure, which could adversely affect us. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to monitor our suppliers carefully for quality assurance, and our business could suffer.

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

We hold a number of insurance policies, including product liability insurance, directors’ and officers’ liability insurance, general liability insurance, property insurance and workers’ compensation insurance and such policies contain customary conditions and exclusions. If the costs of maintaining adequate insurance coverage increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers. Additionally, even if we maintain insurance coverage for a type of liability, a particular claim may not be covered if it is subject to a coverage exclusion or we do not otherwise meet the conditions for coverage. If we operate our business without insurance, or with inadequate insurance, we could be responsible for paying claims or judgments against us, which could adversely affect our results of operations or financial condition.

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

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, global health concerns, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

The trading price of our common stock historically has been highly volatile and could continue to be subject to large fluctuations in response to the risk factors discussed in this section, and others beyond our control, including:

■	our ability to successfully commercialize Gvoke;
■	regulatory actions with respect to our products and product candidates;
■	regulatory actions with respect to our competitors’ products and product candidates;
■	the success of existing or new competitive products or technologies;
■	results of clinical trials of product candidates of our competitors;
■	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
■	the timing and results of clinical trials of our pipeline product candidates;
■	commencement or termination of collaborations for our development programs;
■	the results of our efforts to develop additional product candidates or products;
■	the level of expenses related to any of our product candidates or clinical development programs;
■	failure or discontinuation of any of our development programs;
■	the pricing and reimbursement of Gvoke as well as any of our product candidates that may be approved;
■	regulatory or legal developments in the United States and other countries;
■	developments or disputes concerning patent applications, issued patents or other proprietary rights;
■	the recruitment or departure of key personnel;
■	actual or anticipated changes in estimates as to financial results or development timelines;
■	announcement or expectation of additional financing efforts;
■	sales of our common stock by us, our insiders or other stockholders;
■	variations in our financial results or those of companies that are perceived to be similar to us;
■	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
■	changes in the structure of healthcare payment systems;
■	market conditions in the pharmaceutical and biotechnology sectors;
■	general economic, industry and market conditions;
■	global health concerns, such as the COVID-19 pandemic, and
■	the other factors described in this “Risk Factors” section.

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

As of December 31, 2019, we had federal net operating loss carryforwards of $215.3 million and various state net operating loss carryforwards of $147.5 million. If not utilized, the federal net operating losses generated in taxable years beginning on or before December 31, 2017 will expire at various dates between 2025 and 2037 and these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal net operating losses generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely, however such net operating losses may only offset up to 80% of taxable income in taxable years beginning after December 31, 2020. As of December 31, 2019, we had $8.3 million and $1.0 million of federal and state income tax credits, respectively, to reduce future tax liabilities. If not utilized, these carryforwards will expire at various dates between 2025 and 2038 and these tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Our existing net operating losses or credits may be subject to limitations arising from previous ownership changes, and if we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our net operating losses or credits could be further limited by Sections 382 and 383 of the Code. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits.

Changes in tax law may adversely affect us or our investors.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

■	establish a classified board of directors such that all members of the board are not elected at one time; allow the authorized number of our directors to be changed only by resolution of our board of directors; and limit the manner in which stockholders can remove directors from the board;

■	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on at stockholder meetings;
■	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
■	limit who may call a special meeting of stockholders;
■	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors;
■	require the approval of the holders of at least two-thirds of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws; and
■	provide that the Court of Chancery of the State of Delaware will be the exclusive forum for any state law derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty by one or more of our directors, officers or employees, any action asserting a claim against us pursuant to the Delaware General Corporation Law, or any action asserting a claim against us that is governed by the internal affairs doctrine, and that the United States District Court for the District of Illinois will be the exclusive forum for claims arising under the Securities Act of 1933, as amended (the "Securities Act").

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

Our bylaws designate certain courts as the sole and exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees and may discourage such lawsuits with respect to such claims.

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

On December 19, 2018, in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.), the Delaware Court of Chancery issued a decision declaring that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. However, that decision was appealed to the Delaware Supreme Court and on March 18, 2020, the Delaware Supreme Court reversed the Court of Chancery and ruled that such federal forum selection provisions are “facially valid” under Delaware Law. In light of the Delaware Supreme Court’s ruling, we intend to enforce our Federal Forum Provision designating the Northern District of Illinois as the exclusive forum for Securities Act claims.

We also recognize that the Delaware Forum Provision and the Federal Forum Provision in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Northern District of Illinois. Additionally, the Delaware Forum Provision and/or the Federal Forum Provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert the provision is not enforceable. The Court of Chancery of the State of Delaware or the United States District Court for the

Northern District of Illinois, may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds from Initial Public Offering

Not applicable.

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In conjunction with entering into the U.S. Small Business Administration Paycheck Protection Program (the “PPP Loan”), the Company also entered into an amendment to the Amended Loan Agreement (the "Loan Amendment"), effective April 21, 2020, with the Oxford Finance LLC and Silicon Valley Bank (the "Lenders") to allow the Company to incur the indebtedness under the PPP Loan. The Loan Amendment also requires the Company to, among other requirements: (i) apply for forgiveness of the maximum amount of the PPP Loan possible in accordance with the CARES Act no later than sixty days after the eight-week period immediately following the PPP Loan disbursement date; (ii) cause not less than $3,300,000 of the PPP Loan to be forgiven by the SBA on or before September 30, 2020 (or such other amount and/or by such other time as consented to by the PPP Lender in writing); and (iii) not amend any provision in any document relating to the PPP Loan or make any voluntary prepayment under the PPP Loan (other than a prepayment in the amount of $0.9 million made on or before May 7, 2020). The Loan Amendment provides that failure to comply with such requirements contained in the Loan Amendment constitutes an event of default, in which case the Lenders could accelerate all of the amounts due under the Amended Loan Agreement and seek to enforce their security interests in any collateral securing such indebtedness.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

XERIS PHARMACEUTICALS, INC.
FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amendment No. 1 to the Amended and Restated By-laws of Xeris Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 24, 2020)

10.1
U.S. Small Business Administration Paycheck Protection Program Note, entered into April 21, 2020 by the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 24, 2020)

10.2	Xeris Pharmaceuticals, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 10, 2020)

10.3†	Amendment 3 to the Quality Assurance Agreement, dated as of February 26, 2020, by and between the Company and Bachem AG

10.4	First Amendment to Amended and Restated Loan and Security Agreement, dated April 21, 2020, by and among Oxford Finance LLC, Silicon Valley Bank and the Company

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Xeris Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

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

† Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Xeris Pharmaceuticals, Inc.

Date: May 7, 2020	/s/ Paul R. Edick
Paul R. Edick
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 7, 2020	/s/ Barry M. Deutsch
Barry M. Deutsch
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)