Form 10-Q
period 2020-06-30
XERIS PHARMACEUTICALS INC
filed 2020-08-10
CIK 1346302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

As of July 31, 2020, the registrant had 46,277,008 shares of common stock, par value $0.0001 per share, outstanding.

XERIS PHARMACEUTICALS, INC.
FORM 10-Q

INDEX

Page

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	3

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three-month and six-month periods ended June 30, 2020 and 2019	4

Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three-month and six-month periods ended June 30, 2020 and 2019	5

Condensed Consolidated Statements of Cash Flows (unaudited) for the six-month periods ended June 30, 2020 and 2019	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

Part II. Other Information	29

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 3. Defaults Upon Senior Securities	71

Item 4. Mine Safety Disclosures	71

Item 5. Other Information	71

Item 6. Exhibits	71

Signatures	73

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value)

	June 30, 2020	December 31, 2019

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,465	$19,519
Short-term investments	41,530	56,030
Trade accounts receivable, net	3,171	4,693
Other accounts receivable, net	701	946
Inventory	4,824	2,176
Prepaid expenses and other current assets	3,672	4,119
Total current assets	156,363	87,483
Investments	1,790	13,231
Property and equipment, net	7,387	7,853
Other assets	270	420
Total assets	$165,810	$108,987

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,440	$5,603
Other accrued liabilities	13,240	18,119
Accrued trade discounts and rebates	2,412	1,375
Accrued returns reserve	2,477	1,957
Other current liabilities	218	284
Total current liabilities	22,787	27,338
Long-term debt, net of unamortized debt issuance costs	109,476	58,305
Other liabilities	9,166	8,908
Total liabilities	141,429	94,551

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock—par value $0.0001, 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock—par value $0.0001, 150,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; 45,151,332 and 27,214,523 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	5	3
Additional paid in capital	323,740	260,635
Accumulated deficit	(299,528)	(246,245)
Accumulated other comprehensive income	164	43
Total stockholders’ equity	24,381	14,436
Total liabilities and stockholders’ equity	$165,810	$108,987
The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$1,986	$—	$3,662	$—
Grant and other income	41	297	153	545
Cost of goods sold	1,299	—	3,089	—
Gross profit	728	297	726	545
Operating expenses:
Research and development	5,289	19,333	11,935	32,500
Selling, general and administrative	17,644	15,024	39,250	27,542
Total operating expenses	22,933	34,357	51,185	60,042
Loss from operations	(22,205)	(34,060)	(50,459)	(59,497)
Other income (expense):
Interest and other income	277	845	711	1,516
Interest expense	(2,242)	(1,062)	(3,741)	(2,125)
Change in fair value of warrants	(39)	(108)	96	444
Total other income (expense)	(2,004)	(325)	(2,934)	(165)
Net loss before benefit from income taxes	(24,209)	(34,385)	(53,393)	(59,662)
Benefit from income taxes	110	—	110	—
Net loss	$(24,099)	$(34,385)	$(53,283)	$(59,662)

Other comprehensive income (loss), net of tax:
Unrealized gains on investments	77	69	126	120
Foreign currency translation adjustments	27	—	(5)	—
Comprehensive loss	$(23,995)	$(34,316)	$(53,162)	$(59,542)

Net loss per common share - basic and diluted	$(0.63)	$(1.28)	$(1.51)	$(2.36)

Weighted average common shares outstanding, basic and diluted	37,973,123	26,889,398	35,381,720	25,234,489

The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data; unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	20,808,366	$2	$196,121	$(52)	$(120,665)	$75,406
Net loss	—	—	—	—	(25,277)	(25,277)
Issuance of common stock upon public offering	5,996,775	1	55,631	—	—	55,632
Exercise and vesting of stock options	72,797	—	128	—	—	128
Exercise of warrants	2,271	—	13	—	—	13
Stock-based compensation	—	—	1,147	—	—	1,147
Other comprehensive income	—	—	—	51	—	51
Balance, March 31, 2019	26,880,209	$3	$253,040	$(1)	$(145,942)	$107,100
Net loss	—	—	—	—	(34,385)	(34,385)
Exercise and vesting of stock options	30,235	—	70	—	—	70
Stock-based compensation	—	—	1,701	—	—	1,701
Issuance of common stock through employee stock purchase plan	24,229	—	236	—	—	236
Other comprehensive income	—	—	—	69	—	69
Balance, June 30, 2019	26,934,673	$3	$255,047	$68	$(180,327)	$74,791

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	27,214,523	$3	$260,635	$43	$(246,245)	$14,436
Net loss	—	—	—	—	(29,184)	(29,184)
Issuance of common stock upon equity offering	10,299,769	1	39,844	—	—	39,845
Exercise and vesting of stock options	5,296	—	10	—	—	10
Vesting of restricted stock units and related repurchases	21,449	—	(63)	—	—	(63)
Stock-based compensation	—	—	2,008	—	—	2,008
Other comprehensive income	—	—	—	17	—	17
Balance, March 31, 2020	37,541,037	$4	$302,434	$60	$(275,429)	$27,069
Net loss	—	—	—	—	(24,099)	(24,099)
Issuance of common stock upon equity offering	7,400,000	1	18,778	—	—	18,779
Exercise and vesting of stock options	40,094	—	72	—	—	72
Stock-based compensation	—	—	2,071	—	—	2,071
Issuance of common stock through employee stock purchase plan	170,201	—	385	—	—	385
Other comprehensive income	—	—	—	104	—	104
Balance, June 30, 2020	45,151,332	$5	$323,740	$164	$(299,528)	$24,381

The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(53,283)	$(59,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	638	359
Amortization of investments	(97)	(451)
Amortization of debt issuance costs	362	513
Stock-based compensation	4,079	2,848
Loss on extinguishment of debt	443	—
Change in fair value of warrants	(96)	(444)
Changes in operating assets and liabilities:
Trade accounts receivable	1,522	—
Other accounts receivable	256	2,043
Prepaid expenses and other current assets	2,130	1,584
Inventory	(2,648)	—
Accounts payable	(1,179)	974
Other accrued liabilities	(7,292)	7,571
Accrued trade discounts and rebates	1,037	—
Accrued returns reserve	520	—
Other	904	474
Net cash used in operating activities	(52,704)	(44,191)
Cash flows from investing activities:
Capital expenditures	(172)	(494)
Purchases of investments	(13,714)	(46,260)
Sales and maturities of investments	39,906	55,908
Net cash provided by investing activities	26,020	9,154
Cash flows from financing activities:
Proceeds from equity offerings	62,872	59,970
Payments of equity offering costs	(4,017)	(4,338)
Proceeds from issuance of debt	80,090	—
Payments of debt	(25,090)	—
Payments of debt issuance costs	(4,565)	—
Proceeds from employee stock purchase plan	385	236
Proceeds from exercise of stock awards	63	122
Repurchase of common stock withheld for taxes	(63)	—
Net cash provided by financing activities	109,675	55,990
Effect of exchange rate changes on cash and cash equivalents	(45)	—
Increase in cash and cash equivalents	82,946	20,953
Cash and cash equivalents, beginning of period	19,519	45,716
Cash and cash equivalents, end of period	$102,465	$66,669
Supplemental schedule of cash flow information:
Cash paid for interest	$2,795	$1,638
Supplemental schedule of non-cash investing and financing activities:
Tenant improvement allowance	$—	$5,508
Accrued debt issuance costs	$668	$2,325
Accrued public equity offering costs	$197	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
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

Since its inception, the Company has devoted substantially all of its resources to research and development initiatives, undertaking preclinical studies of its product candidates, conducting clinical trials of its most advanced product candidates, organizing and staffing the Company, raising capital and commercializing its first product, Gvoke®, which was approved by the FDA in September 2019. Gvoke delivers ready-to-use glucagon via a commercially available pre-filled syringe or auto-injector for the treatment of severe hypoglycemia, a potentially life-threatening condition. The Company commercially launched Gvoke pre-filled syringe ("Gvoke PFS") in November 2019 and auto-injector ("Gvoke HypoPen") in July 2020. The Company has financed its operations primarily through the issuance of its common stock, convertible preferred stock and other equity instruments, and debt financing.

For the six months ended June 30, 2020, the Company generated $3.7 million in revenues from product sales. The Company has incurred operating losses since inception and has an accumulated deficit of $299.5 million as of June 30, 2020. The Company expects to continue to incur net losses for at least the next 12 months. Based on the Company’s current operating plans and existing working capital at June 30, 2020, the Company believes its cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months.

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

The ongoing global outbreak of the novel coronavirus disease (“COVID-19”) has resulted in significant governmental measures being implemented to control the spread of the virus, and while we cannot predict their scope and severity, these developments and measures could materially and adversely affect our business, our results of operations and our financial condition. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and are taking steps to minimize its impact on our business. However, the extent to which COVID-19 impacts our business, results of operations or financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain the pandemic or treat its impact, among others. Furthermore, if we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

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
June 30, 2020
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

New accounting pronouncements

Recently issued accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard eliminates certain accounting models to simplify the accounting for convertible instruments, expands the disclosure requirements related to the terms and features of convertible instruments, and amends the guidance for the derivatives scope exception for contracts settled in an entity’s own equity. This standard enhances the consistency of earnings-per-share ("EPS") calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted EPS calculations and disclosures. This standard will be effective for the Company for annual and interim periods beginning after December 15, 2023. Early adoption is permitted, but not earlier than periods beginning after December 15, 2020. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients for application of GAAP, if certain criteria are met, to contracts and other transactions that reference LIBOR or other reference rates that are expected to be discontinued because of reference rate reform. The amendments in this update are effective through December 31, 2022. The Company does not currently expect the adoption of this new standard to have a material impact on its financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as further updated by ASU 2018-19, 2019-04, 2019-05, 2019-10 and 2020-03. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. This standard will be effective for the Company for annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases will be classified as either operating or finance leases under the new guidance. Operating leases will result in straight-line expense in the income statement, similar to current operating leases, and finance leases will result in more expense being recognized in the earlier years of

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(unaudited)

the lease term, similar to current capital leases. The FASB has recently extended the effective date of this standard for certain companies. This standard will be effective for the Company for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of this new standard will have on the financial statements and related disclosures; however, since the Company is a lessee to certain leases for property whose terms exceed twelve months, it expects, once adopted, to report assets and liabilities related to these leases on its balance sheet.

Note 3. Inventory

The components of inventories consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Raw materials	$2,372	$1,321
Work in process	1,783	662
Finished goods	669	193
Inventory	$4,824	$2,176

Inventory reserves were $1.5 million and $0 at June 30, 2020 and December 31, 2019, respectively.

Note 4. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Accrued employee costs	$4,689	$6,818
Accrued marketing and selling costs	2,583	1,973
Accrued research and development costs	1,760	7,062
Accrued insurance costs	1,652	—
Accrued debt issuance costs	568	—
Accrued interest expense	285	449
Accrued other costs	1,703	1,817
Other accrued liabilities	$13,240	$18,119

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(unaudited)

Note 5. Long-term Debt

Convertible Senior Notes

On June 30, 2020, the Company completed a public offering of $75.0 million aggregate principal amount of the Company's 5.00% Convertible Senior Notes due 2025 (the "Convertible Notes"). Net proceeds from the offering were approximately $70.5 million after deducting underwriting discounts and commissions as well as other public offering expenses. The Company used $20.0 million and $4.2 million of the net proceeds from the sale to prepay a portion of the principal amount on the Term A Loan (as defined below) and the remaining amount of borrowings outstanding under the PPP Loan (as defined below), respectively. In July 2020, the underwriters fully exercised their option to purchase additional Convertible Notes from the Company as discussed in Note 13, "Subsequent Events".

The Convertible Notes are governed by the terms of a base indenture for senior debt securities, as supplemented by the first supplemental indenture thereto, each dated as of June 30, 2020, by and between the Company and U.S. Bank National Association, as trustee. The Convertible Notes bear cash interest at the rate of 5.00% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021, to holders of record at the close of business on the preceding January 1 and July 1, respectively. The Convertible Notes will mature on July 15, 2025, unless earlier converted or redeemed or repurchased by the Company.

At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of Convertible Notes may convert their Convertible Notes at their option into shares of the Company’s common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The conversion rate for the Convertible Notes will initially be 326.7974 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $3.06 per share of common stock, and is subject to adjustment under the terms of the Convertible Notes. In the event of certain circumstances, the Company will increase the conversion rate, provided that the conversion rate will not exceed 367.6470 shares of the Company's common stock per $1,000 principal amounts of Convertible Notes.

The Convertible Notes are senior, unsecured obligations and are equal in right of payment with the Company's existing and future senior, unsecured indebtedness, senior in right of payment to its future indebtedness, if any, that is expressly subordinated to the Convertible Notes and effectively subordinated to its existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. The Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of its subsidiaries.

Senior Secured Loan Facility

In February 2018, the Company entered into the Loan and Security Agreement, dated as of February 28, 2018 (as amended, the “Original Loan Agreement”), with Oxford Finance LLC, as the collateral agent and a lender (“Oxford”), and Silicon Valley Bank, as a lender (“SVB”, and together with Oxford, the “Lenders”), which provided for a senior secured loan facility of up to an aggregate principal amount of $45.0 million. The first tranche of $20.0 million was drawn down in February 2018 (the "2018 Term A Loan"). The second tranche was $15.0 million and was drawn down in September 2018 (the "2018 Term B Loan"). The Company also issued warrants to the Lenders to purchase common stock, which is further discussed in Note 7, "Warrants."

In September 2019, the Company entered into an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with the Lenders which amended and restated the Original Loan Agreement in its entirety. The Loan Agreement provided for the Lenders to extend up to $85.0 million in term loans to the Company in three tranches. The initial tranche of $60.0 million (the “Term A Loan”) was drawn down in September 2019. Additional tranches of $15.0 million (the “Term B Loan”) and $10 million (the “Term C Loan”) will become available to the Company if certain revenue targets are achieved prior to March 31, 2021 and June 30, 2021, respectively. In conjunction with the execution of the Loan Agreement, the 2018 Term A Loan and 2018 Term B Loan were repaid and the final payment fee of $2.3 million was paid.

Effective April 21, 2020, the Company entered into that certain First Amendment to the Amended and Restated Loan and Security Agreement with the Lenders (the “First Amendment”) to amend the Loan Agreement to allow the Company to incur indebtedness under the U.S. Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) in the amount of $5.1 million (the “PPP Loan”).

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(unaudited)

On June 30, 2020, the Company entered into that certain Second Amendment to the Amended and Restated Loan and Security Agreement with the Lenders (the "Second Amendment") to amend the Loan Agreement (as amended, supplemented or otherwise modified from time to time, including by that certain First Amendment to Amended and Restated Loan and Security Agreement dated as of April 21, 2020, collectively, the “Amended Loan Agreement”) to provide for the Lenders’ consent to and allow for the Company's underwritten public offering of the Company's 5.00% Convertible Senior Notes due 2025 and permit the Company to prepay its PPP Loan in full. The Second Amendment also provided for the extension of the interest-only payment period through December 31, 2021, after which the term loans will be payable in 30 equal monthly installments. However, if the Company achieves a certain revenue milestone prior to January 1, 2022, then the period for interest-only payments is extended through September 30, 2022, after which the term loans will be payable in 21 equal monthly installments. The Second Amendment provides for an extension of the maturity date from June 1, 2023 to June 1, 2024. After repayment, no loans may be re-borrowed.

Pursuant to the Second Amendment, the Company prepaid a portion of the Term A Loan equal to the sum of (i) $20.0 million, plus all accrued and unpaid interest as of the date of the Second Amendment, (ii) the applicable final payment fee of $0.6 million, (iii) the applicable prepayment fee of $0.3 million and (iv) all outstanding Lenders’ expenses as of the date of the Second Amendment. Additionally, the Company is required to maintain a minimum balance of $5.0 million in unrestricted cash at SVB at all times and to pay an amendment fee of up to $0.1 million at the earliest to occur of the maturity date, acceleration of any term loan, or prepayment of any term loan amount.

All of the loans incurred and continue to incur interest at a floating per annum rate in an amount equal to the sum of 6.25% plus the greater of (a) 2.43% and (b) the thirty-day U.S. Dollar LIBOR rate. For the period from the funding date of the Term A Loan through and including June 30, 2020, the interest rate was 8.68%. The Company incurred total debt issuance costs of $1.9 million related to the Loan Agreement, which were being amortized to interest expense over the life of the loan using the effective interest method. In conjunction with the prepayment noted above, unamortized debt issuance costs of $0.4 million associated with the amount prepaid were written off. This write-off and the $0.3 million prepayment fee were recorded as a loss on extinguishment of debt. The remaining balance of unamortized debt issuance costs related to the Loan Agreement and the additional debt issuance costs incurred in conjunction with the Second Amendment have been reflected as a direct reduction to the loan balance and will be amortized to interest expense over the remaining life of the loan using the effective interest method.

Pursuant to the Amended Loan Agreement, the Company has provided a first priority security interest in substantially all of the Company’s assets, including intellectual property, subject to certain limited exceptions.

The Amended Loan Agreement allows the Company to voluntarily prepay the outstanding amounts thereunder, but not less than $2.0 million of the outstanding principal at any time. The Company is subject to a prepayment fee equal to 1.50% of the principal amount being prepaid. Also, a final payment fee of 3.0% multiplied by the amount to be repaid is due upon the earliest to occur of the maturity date of the Amended Loan Agreement, the acceleration of the amounts outstanding under the Amended Loan Agreement or prepayment of such borrowings and is recorded in other liabilities on the condensed consolidated balance sheets.

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

Paycheck Protection Program Loan

In April 2020, the Company entered into the SBA PPP Note with SVB (the “PPP Lender”) for the PPP Loan in the amount of $5.1 million, enabled by the CARES Act to retain employees, maintain payroll and make lease and utility payments in accordance with the relevant terms and conditions of the CARES Act. The Company repaid $0.9 million of the PPP Loan in May 2020 and the remaining $4.2 million on June 30, 2020.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(unaudited)

The components of debt are as follows (in thousands):

	June 30, 2020	December 31, 2019

Senior secured loan facility	$40,000	$60,000
Convertible Notes	75,000	—
Less: unamortized debt issuance costs	(5,524)	(1,695)
Long-term debt, net of unamortized debt issuance costs	$109,476	$58,305

The following table sets forth the Company’s future minimum principal payments on the senior secured loan facility and the Convertible Notes (in thousands):

2020	$—
2021	—
2022	5,714
2023	22,857
2024	11,429
2025	75,000
$115,000

For the three and six months ended June 30, 2020, the Company recognized interest expense of $2.2 million and $3.7 million, respectively, of which $182,000 and $362,000, respectively, was related to the amortization of debt issuance costs and $743,000 was related to a loss on extinguishment of debt in both periods. For the three and six months ended June 30, 2019, the Company recognized interest expense of $1.1 million and $2.1 million, respectively, of which $262,000 and $513,000, respectively, was related to the amortization of debt issuance costs.

Note 6. Stockholders' Equity

The Company’s authorized shares of stock of 160.0 million are divided into 150.0 million shares of common stock, par value $0.0001 per share, and 10.0 million shares of preferred stock, par value $0.0001 per share. At June 30, 2020 none of the 10.0 million shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock. The Company’s board of directors has the authority, without action by the Company’s stockholders, to designate and issue the preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.

The Company has not paid any cash dividends on its common stock during the periods presented.

In February 2019, the Company completed an equity offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company sold an aggregate of 5,996,775 shares of common stock at a price of $10.00 per share, including 116,775 shares of common stock pursuant to the exercise of the underwriters' option to purchase additional shares. Net proceeds from the equity offering were $55.5 million after deducting underwriting discounts and commissions as well as other public offering expenses.

In February 2020, the Company completed an equity offering of its common stock pursuant to a shelf registration statement on Form S-3, which was filed on August 6, 2019 and declared effective by the SEC on August 21, 2019. The Company sold an aggregate of 10,299,769 shares of common stock at a price of $4.15 per share. Net proceeds from the equity offering were approximately $39.9 million after deducting underwriting discounts and commissions as well as other public offering expenses.

In June 2020, the Company completed an equity offering of its common stock pursuant to the shelf registration statement noted above. The Company sold an aggregate of 7,400,000 shares of common stock at a price of $2.72 per share. Net proceeds from the equity offering were approximately $18.8 million after deducting underwriting discounts and commissions as well as other public offering expenses. In July 2020, the underwriters fully exercised their option to purchase additional shares of common stock from the Company as discussed in Note 13, "Subsequent Events".

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(unaudited)

Upon vesting and settlement of RSUs or exercise of stock options, at the election of the grantee, the Company does not collect withholding taxes in cash from employees. Instead, the Company withholds upon settlement as RSUs vest, or as stock options are exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock. The Company then pays the minimum statutory withholding taxes in cash. During the six months ended June 30, 2020, 31,250 RSUs vested for which 9,801 shares were withheld to cover the minimum statutory withholding taxes of $0.1 million.

Note 7. Warrants

In 2014 the Company issued 19,931 warrants (the “2014 Warrants”) to certain investors. The 2014 Warrants allow each holder to purchase one share of common stock for $5.912. Of the 2014 Warrants, 18,512 warrants have been exercised and 1,419 warrants remain outstanding as of June 30, 2020.

As part of the Original Loan Agreement discussed in Note 5, "Long-term Debt," the Lenders received warrants concurrent with the borrowing. The warrants represent a right for the lender to purchase shares of the Company’s common stock at an exercise price of $11.169 per share. The Company issued 53,720 warrants (the "2018 Term A Warrants") upon the drawdown of the 2018 Term A Loan in February 2018, and the Company issued 40,292 warrants (the "2018 Term B Warrants") upon the drawdown of the 2018 Term B Loan in September 2018. There have been no exercises of 2018 Term A Warrants or 2018 Term B Warrants.

Because the warrants are a freestanding instrument, indexed to the Company's stock, they do not meet the criteria for equity classification. Therefore, the warrants are classified as liabilities and subject to remeasurement at each reporting period until they are exercised, expired, or otherwise settled.

The Company recognized losses of $(1,000), $(22,000) and $(16,000) upon the change in fair value of the 2014 Warrants, the 2018 Term A Warrants and the 2018 Term B Warrants, respectively, during the three months ended June 30, 2020. The Company recognized losses of $(4,000), $(59,000) and $(45,000) upon the change in fair value of the 2014 Warrants, the 2018 Term A Warrants and the 2018 Term B Warrants, respectively, during the three months ended June 30, 2019. The Company recognized gains of $3,000, $53,000 and $40,000 upon the change in fair value of the 2014 Warrants, the 2018 Term A Warrants and the 2018 Term B Warrants, respectively, during the six months ended June 30, 2020. The Company recognized gains of $68,000, $215,000 and $161,000 upon the change in fair value of the 2014 Warrants, the 2018 Term A Warrants and the 2018 Term B Warrants, respectively, during the six months ended June 30, 2019.

As of June 30, 2020, the following warrants were outstanding:

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

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(unaudited)

Future minimum lease payments under operating leases at June 30, 2020 are as follows (in thousands):

2020	$968
2021	2,208
2022	2,263
2023	1,745
2024	1,278
Thereafter	8,476
Total minimum lease payments	$16,938

Total rent expense under these operating leases was approximately $589,000 and $556,000 for the three months ended June 30, 2020 and 2019, respectively, and approximately $1,131,000 and $1,043,000 for the six months ended June 30, 2020 and 2019, respectively

As of June 30, 2020, we had unused letters of credit of $1,083,000 which were issued primarily to secure leases.

Litigation

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of June 30, 2020, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.

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

The 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019 and each January 1 thereafter, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. On January 1, 2020 and 2019, the number of shares of common stock available for issuance under the 2018 Plan was automatically increased by 1,088,580 shares and 835,728 shares, respectively. As of June 30, 2020, there were 745,160 shares of common stock available for future issuance under the 2018 Plan.

The 2018 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to issue up to 193,000 shares of common stock to participating employees. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee’s offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval with a purchase date of the last business day of June and December each year. This plan became effective on the date immediately prior to the effectiveness of the Company's IPO registration statement. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31; (ii) 386,000 shares or (iii) such lesser number of shares as determined

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(unaudited)

by the ESPP administrator. On January 1, 2020 and 2019, the number of shares of common stock available for issuance under the ESPP increased by 272,145 shares and 208,932 shares, respectively. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. The Company issued 170,201 shares at a price of $2.26 per share for the six months ended June 30, 2020. As of June 30, 2020, there were 430,269 shares available for issuance under the ESPP.

The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company intends to use this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercial launch of Gvoke and the expansion of the Company generally. The Company initially reserved 750,000 shares of common stock for the issuance of awards under the Inducement Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. As of June 30, 2020, there were 379,084 shares of common stock available for future issuance under the Inducement Plan.

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

The fair value of stock options granted was estimated with the following weighted average assumptions:

	Six Months Ended June 30,
	2020	2019
Expected term (years)	6.0	6.0
Risk-free interest rate	0.45%	1.76%
Expected volatility	66.75%	58.50%
Expected dividends	—	—

Stock option activity under the 2011 Plan, 2018 Plan and Inducement Plan for the six months ended June 30, 2020 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2020	4,428,985	$9.40	8.19
Granted	804,168	6.20
Exercised and vested	(45,390)	1.76
Forfeited	(242,149)	9.45
Expired	(28,789)	8.07
Outstanding - June 30, 2020	4,916,825	$8.95	7.92
Exercisable - June 30, 2020	2,358,295	$7.65	7.15
Vested and expected to vest as of June 30, 2020	4,669,206	$8.90	7.87

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(unaudited)

The weighted average fair value of awards granted during the six months ended June 30, 2020 was $3.67 per share. The total intrinsic value of options exercised during the six months ended June 30, 2020 was $0.1 million. As of June 30, 2020, the aggregate intrinsic value of awards vested and expected to vest was $1.3 million.

At June 30, 2020, there was a total of $14.0 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.43 years.

On January 31, 2020, the Company granted 572,500 restricted stock unit (RSU) awards to certain key employees. A summary of outstanding RSU awards and the activity for the six months ended June 30, 2020 was as follows:

	Units	Weighted Average Grant Date Fair Value
Unvested balance - January 1, 2020	125,000	$13.88
Granted	572,500	6.37
Vested	(31,250)	13.88
Forfeited	(5,000)	6.37
Unvested balance - June 30, 2020	661,250	$7.43

RSUs are measured based on the fair market value of the underlying stock on the date of grant and vest over either three or four years in equal annual installments beginning on the one-year anniversary of the date of grant. Stock-based compensation expense related to RSUs is recognized on a straight-line basis over the employee’s requisite service period. As of June 30, 2020, there was $4.2 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted average remaining vesting period of 2.59 years.

The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs and the ESPP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$113	$—	$150	$—
Research and development	239	300	536	495
Selling, general and administrative	1,719	1,401	3,393	2,353
Total stock-based compensation expense	$2,071	$1,701	$4,079	$2,848
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

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(unaudited)

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of June 30, 2020 and December 31, 2019 (in thousands):

	Total as of June 30, 2020	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$102,465	$102,465	$—	$—

Investments:
U.S. government securities	16,225	16,225	—	—
Corporate securities	17,529	—	17,529	—
Commercial paper	9,566	—	9,566	—
Total investments	$43,320	$16,225	$27,095	$—

Liabilities
Warrant liabilities	$54	$—	$—	$54

	Total as of December 31, 2019	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$19,519	$19,519	$—	$—

Investments:
U.S. government securities	32,175	32,175	—	—
Corporate securities	22,164	—	22,164	—
Commercial paper	14,922	—	14,922	—
Total investments	$69,261	$32,175	$37,086	$—

Liabilities
Warrant liabilities	$150	$—	$—	$150

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

The Company has determined that the warrant liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the change in the warrant liabilities (in thousands):

Balance at December 31, 2019	$150
Change in fair value of warrants	(96)
Balance at June 30, 2020	$54

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(unaudited)

There were no transfers between any of the levels of the fair value hierarchy during the three and six months ended June 30, 2020.

Note 11. Available-for-Sale Investments

The Company classifies its investments in debt securities as available-for-sale. Debt securities are comprised of highly liquid investments with minimum “A” rated securities and, as of June 30, 2020, consist of U.S. Treasury and agency bonds and corporate entity commercial paper and securities, all with maturities of more than three months but less than two years at the date of purchase. Debt securities as of June 30, 2020 had an average remaining maturity of 0.4 years. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income in the condensed consolidated balance sheets. Refer to Note 10, "Fair Value Measurements," for information related to the fair value measurements and valuation methods utilized.

The following table represents the Company’s available-for-sale investments by major security type as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Investments:
Commercial paper	$9,566	$—	$—	$9,566
Corporate securities	17,415	117	(3)	17,529
U.S. government securities	16,172	72	(19)	16,225
Total available-for-sale investments	$43,153	$189	$(22)	$43,320

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Investments:
Commercial paper	$14,922	$—	$—	$14,922
Corporate securities	22,146	20	(2)	22,164
U.S. government securities	32,152	23	—	32,175
Total available-for-sale investments	$69,220	$43	$(2)	$69,261

The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and six months ended June 30, 2020 and 2019, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months, and the Company does not anticipate any material losses upon maturity of these investments.

Note 12. Net Loss Per Common Share

Basic and diluted net loss per common share are determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. For all periods presented, the outstanding shares of Convertible Notes, warrants, stock option awards and RSUs have been excluded from the calculation because their effects would be anti-dilutive. Therefore, the weighted average common shares outstanding used to calculate both basic and diluted net loss per common share are the same.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(unaudited)

The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	As of June 30,
	2020	2019
Shares to be issued upon conversion of Convertible Notes	24,509,805	—
Vested and unvested stock options	4,916,825	4,312,703
Restricted stock units	661,250	125,000
Warrants	95,431	96,999
Total anti-dilutive securities excluded from EPS computation	30,183,311	4,534,702

Note 13. Subsequent Events

In connection with its June 2020 concurrent underwritten public offerings of common stock and 5.00% Convertible Senior Notes due 2025, the underwriters of the equity offering have fully exercised their option to purchase an additional 1,110,000 shares of common stock from the Company and the underwriters of the Convertible Notes offering have fully exercised their option to purchase an additional $11.25 million aggregate principal amount of the Convertible Notes from the Company. The exercise of these options increases the size of the equity offering to an aggregate of 8,510,000 shares at a price to the public of $2.72 per share and increases the size of the Convertible Notes offering to $86.25 million aggregate principal amount of Convertible Notes. The total gross proceeds of the equity and Convertible Notes offerings was approximately $109.4 million, before deducting underwriting discounts and commissions and other offering expenses. The purchase of additional Convertible Notes closed on July 7, 2020, and the purchase of the additional shares of common stock closed on July 15, 2020.

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

We are a specialty pharmaceutical company leveraging our novel non-aqueous formulation technology platforms, XeriSolTM and XeriJectTM, to develop and commercialize ready-to-use injectable and infusible drug formulations. We have developed and launched the first ready-to-use, room-temperature stable liquid glucagon formulation that, unlike the current standard of care, can be administered without any preparation or reconstitution. Our first product, Gvoke®, delivers ready-to-use glucagon via a commercially available pre-filled syringe ("Gvoke PFS") or auto-injector ("Gvoke HypoPen") for the treatment of severe hypoglycemia, a potentially life-threatening condition, in people with diabetes. Gvoke was approved in September 2019 by the U.S. Food & Drug Administration ("FDA") for the treatment of severe hypoglycemia in pediatric and adult patients with diabetes ages two years and older. We began the field launch of Gvoke PFS in January 2020. Gvoke PFS is available in two doses: a 0.5 mg/0.1 mL dose for pediatric patients and a 1 mg/0.2 mL dose for adolescent and adult patients. We commercially launched Gvoke HypoPen in July 2020, in the same doses as the Gvoke PFS. Additionally, our Marketing Authorisation Application ("MAA") for our novel ready-to-use, room temperature stable liquid glucagon formulation for the treatment of severe hypoglycemia in people with diabetes is under review by the European Medicines Agency ("EMA"). We are also applying our novel liquid glucagon formulation to the management of hypoglycemia associated with additional intermittent and chronic conditions with significant unmet medical need. Finally, we are applying our technology platforms to other commercially available drugs to enable more convenient and patient-friendly subcutaneous ("SC") and intramuscular ("IM") routes of administration, including the development of products to address unmet needs in both diabetes and epilepsy. We own the rights to our proprietary formulation technology platforms, Gvoke, and our product candidates domestically and internationally, with 112 patents issued globally, including a composition of matter patent covering our ready-to-use glucagon formulation that expires in 2036.

We have built our commercial organization, including hiring individuals in commercial operations and sales and marketing, to support the commercial launch of Gvoke in the United States ("U.S."). Outside the United States we plan to pursue development and commercialization partnerships. We currently contract with third parties for the manufacture, assembly, testing, packaging, storage and distribution of our products.

Since our inception in 2005, we have devoted substantially all of our resources to research and development initiatives, undertaking preclinical studies of our product candidates, conducting clinical trials of our most advanced product candidates, organizing and staffing our company, raising capital and commercializing our first product, Gvoke.

We have funded our operations to date primarily with proceeds from the sale of our preferred and common stock and debt financing. We have received gross proceeds of $226.0 million from public equity offerings of our common stock (including our June 2018 initial public offering ("IPO") and our February 2019, February 2020 and June 2020 offerings), $104.9 million from sales of our preferred stock, $86.3 million from our June 2020 Convertible Notes offering and $60.0 million from the Amended Loan Agreement. In August 2019, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC"), which covers the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, which we refer to as the "Shelf". We simultaneously entered into a Sales Agreement with Jefferies LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $50.0 million of our common stock from time to time in at-the-market offerings under the Shelf. In February 2020, we completed an equity offering and sold 10,299,769 shares of common stock, including 1,299,769 shares pursuant to the underwriters’ option to purchase additional shares of common stock. Net proceeds from the offering were $39.9 million. In June 2020, we completed a public notes offering and sold $86.3 million aggregate principal amount of 5.00% Convertible Senior Notes, including $11.3 million pursuant to the underwriters' option to purchase additional notes which was exercised in full in July 2020. Concurrent with the public notes offering, in June 2020 we completed an equity offering and sold 8,510,000 shares of common stock, including 1,110,000 shares pursuant to the underwriters’ option to purchase additional shares of common stock which was also exercised in full in July 2020. Gross proceeds from the equity offering were $23.1 million. Net proceeds from both June 2020 offerings were $102.8 million. There currently remains $96.1 million available for future offerings under the Shelf.

For the three months ended June 30, 2020 and 2019, we reported net losses of $24.1 million and $34.4 million, respectively. For the six months ended June 30, 2020 and 2019, we reported net losses of $53.3 million and $59.7 million, respectively. We have not been profitable since inception, and, as of June 30, 2020, our accumulated deficit was $299.5 million. In the near term, we expect to continue to incur significant expenses, operating losses and net losses as we:

■	continue our marketing and selling efforts for the commercial launch of Gvoke;
■	continue our research and development efforts;
■	seek regulatory approval for new product candidates and product enhancements; and
■	continue to operate as a public company.

We began our field launch of Gvoke in January 2020 and have not yet generated significant product revenue from sales of Gvoke. We may continue to seek public equity and debt financing to meet our capital requirements. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to commercialize our product candidates, if approved. In addition, we may not be profitable even if we commercialize any of our product candidates.

Impact of COVID-19

The current novel coronavirus (“COVID-19”) pandemic has presented a substantial public health and economic challenge around the world and has impacted our business operations, employees, patients and communities as well as the global economy and financial markets. The COVID-19 pandemic continues to evolve and to date has led to the implementation of various responses, including government-imposed quarantines, stay at home orders, travel restrictions, mandated business closures and other public health safety measures.

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

We believe that customer demand for Gvoke has been adversely impacted by the COVID-19 pandemic. Initially, we suspended in-person interactions by our sales and marketing personnel in healthcare settings. We are engaging with these customers remotely, via webinar programs and virtual meetings, as we seek to continue to support healthcare professionals and patient care. As parts of the country reopen, some of our sales and marketing personnel have begun to reengage with a limited number of in-person interactions. In addition, several conferences and other programs at which we intended to market Gvoke have been postponed, canceled and/or transitioned to virtual meetings. Remote interactions may be less effective than in-person interactions. We have also revised our patient copay assistance program to offer a $0 copay card for commercially eligible patients in response to the COVID-19 pandemic.

As the COVID-19 pandemic unfolded, we moved quickly to transition our employees to a remote work from home environment excluding essential services, such as personnel in our laboratory. For those employees, we have implemented safety measures designed to comply with applicable federal, state and local guidelines in response to the COVID-19 pandemic. We may be required to take additional actions that may impact our operations as required by applicable laws or regulations or which we determine to be in the best interests of our employees.

We have incurred operating losses since inception, and we have an accumulated deficit of $299.5 million at June 30, 2020. Although we believe that our cash, cash equivalents, investments, and expected revenue from sales of Gvoke will enable us to fund our operating and capital expenditure requirements for at least the next 12 months, we cannot predict the impact of the COVID-19 pandemic on our future results of operations and financial condition due to a variety of factors, including the health of our employees, the ability of suppliers to continue to operate and deliver, the ability of Xeris and our customers to maintain operations, continued

access to transportation resources, the changing needs and priorities of customers, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. As further detailed in the "Liquidity and Capital Resources" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have relied on equity and debt financing for our funding to date and recently completed concurrent convertible debt and equity offerings under which we raised gross proceeds of $109.4 million. Given the impact of COVID-19 on the U.S. and global financial markets, we may be unable to access further equity or debt financing if and when needed. In addition, in order to conserve cash, we implemented measures to reduce spending, we delayed or suspended projects, and we adopted a deferred compensation plan under which a select group of management and our non-employee directors may defer receiving all or a portion of their cash compensation. Our chief executive officer, Paul Edick, is deferring approximately 85% of his cash compensation for the remainder of 2020 to reduce cash burn, and other members of our executive team and board of directors are also deferring a significant portion of their compensation. In addition, in April 2020, we entered into the U.S. Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) Note (the “Note”) with Silicon Valley Bank (the “Lender”) for a loan in the amount of $5.1 million (the “PPP Loan”), enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) to retain employees, maintain payroll and make lease and utility payments in accordance with the relevant terms and conditions of the CARES Act. In May 2020, we repaid $0.9 million of the PPP Loan, and in June 2020 we repaid the remaining $4.2 million outstanding under the PPP Loan out of proceeds from our concurrent convertible debt and equity offerings.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. We recognize research and development expenses as incurred. Research and development expenses that are paid in advance of performance are capitalized until services are provided or goods are delivered. Research and development expenses include:

■	the cost of acquiring and manufacturing preclinical and clinical trial materials and manufacturing costs related to commercial production and scale-up until a product is approved and initially available for commercial sale;
■	expenses incurred under agreements with contract research organizations, or CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;
■	employee-related expenses, including salaries, benefits and stock-based compensation;
■	laboratory materials and supplies used to support our research activities;
■	outsourced product development services;
■	expenses relating to regulatory activities, including filing fees paid to regulatory agencies; and
■	allocated expenses for facility-related costs.

Research and development activities are central to our business model. We expect to continue to incur significant research and development expenses as we continue to plan and conduct clinical trials, prepare regulatory filings for our product candidates, and utilize internal resources to support these efforts. Our research and development costs have declined as compared to previous levels as a result of directing significant funding to our commercial activities, with the approval and launch of our first product, Gvoke. We expect to continue to incur research and development expenses in the near term as we continue to advance our pipeline candidates.

Our research and development expenses may vary significantly over time due to uncertainties relating to the timing and results of our clinical trials and interactions with the FDA as well as the timing of regulatory approvals.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of compensation and related personnel costs, marketing and selling expenses, professional fees and facility costs not otherwise included in cost of goods sold or research and development expenses. Our selling and marketing costs have increased significantly as we continue our marketing and selling efforts for Gvoke PFS in the United States and the commercial launch of Gvoke HypoPen in the United States which began in July 2020. We expect to continue to incur significant marketing and selling expenses in the near term.

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

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	$ Change	2020	2019	$ Change

Net sales	$1,986	$—	$1,986	$3,662	$—	$3,662
Grant and other income	41	297	(256)	153	545	(392)
Cost of goods sold	1,299	—	1,299	3,089	—	3,089
Gross profit	728	297	431	726	545	181

Operating expenses:
Research and development	5,289	19,333	(14,044)	11,935	32,500	(20,565)
Selling, general and administrative	17,644	15,024	2,620	39,250	27,542	11,708
Total operating expenses	22,933	34,357	(11,424)	51,185	60,042	(8,857)
Loss from operations	(22,205)	(34,060)	11,855	(50,459)	(59,497)	9,038
Other income (expense):
Interest and other income	277	845	(568)	711	1,516	(805)
Interest expense	(2,242)	(1,062)	(1,180)	(3,741)	(2,125)	(1,616)
Change in fair value of warrants	(39)	(108)	69	96	444	(348)
Total other income (expense)	(2,004)	(325)	(1,679)	(2,934)	(165)	(2,769)
Net loss before benefit from income taxes	(24,209)	(34,385)	10,176	(53,393)	(59,662)	6,269
Benefit from income taxes	110	—	110	110	—	110
Net loss	$(24,099)	$(34,385)	$10,286	$(53,283)	$(59,662)	$6,379

Net Sales

We commercially launched Gvoke PFS for the treatment of severe hypoglycemia in people with diabetes in November 2019. Total net sales of Gvoke PFS and Gvoke HypoPen were $2.0 million and $3.7 million for the three and six months ended June 30, 2020, respectively. Net sales in both periods includes a small amount of Gvoke HypoPen sales, in anticipation of the commercial launch in July 2020. Net sales represent gross product sales less estimated allowances for patient copay assistance programs, prompt payment discounts, payor rebates, chargebacks, service fees, and product returns, all of which are recorded at the time of sale to pharmaceutical wholesalers.

Grant and Other Income

Grant and other income decreased by $0.3 million and $0.4 million for the three and six months ended June 30, 2020, respectively, when compared to the three and six months ended June 30, 2019, respectively, primarily due to a decrease in clinical work performed on grant programs during the current period, as these programs are nearing completion.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2020 was $1.3 million, which included under-absorbed overhead costs of $0.7 million and charges related to excess and obsolete inventory of $0.3 million. Cost of goods sold for the six months ended June 30, 2020 was $3.1 million, which included $1.5 million related to excess and obsolete inventory and under-absorbed overhead costs of $1.2 million. Manufacturing costs for Gvoke incurred prior to approval and initial commercialization were previously expensed as research and development expenses.

Research and Development Expenses

The following table summarizes our research and development expenses by expense category for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	$ Change	2020	2019	$ Change

Clinical and preclinical studies	$855	$4,726	$(3,871)	$3,424	$9,251	$(5,827)
Pharmaceutical process development (1)	788	11,593	(10,805)	1,820	17,448	(15,628)
Compensation and related personnel costs	3,407	2,714	693	6,155	5,306	849
Stock-based compensation	239	300	(61)	536	495	41
Total research and development expenses	$5,289	$19,333	$(14,044)	$11,935	$32,500	$(20,565)

(1) Includes CMC (chemistry, manufacturing and controls), product development, and regulatory expenses.

The following table summarizes our research and development expenses by program for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	$ Change	2020	2019	$ Change

Gvoke	$685	$10,652	$(9,967)	$1,292	$16,950	$(15,658)
Other ready-to-use glucagon programs	489	2,347	(1,858)	1,126	4,640	(3,514)
Additional pipeline programs	371	1,977	(1,606)	2,438	2,643	(205)
Overhead (personnel, facilities and other expenses)	3,744	4,357	(613)	7,079	8,267	(1,188)
Total research and development expenses	$5,289	$19,333	$(14,044)	$11,935	$32,500	$(20,565)

Research and development expenses decreased by $14.0 million for the three months ended June 30, 2020 in comparison to the three months ended June 30, 2019. The decrease was driven by decreased CMC costs, due to the expenses incurred in the prior year for the manufacturing of Gvoke prior to commercialization of $8.2 million and a reduction of manufacturing batches and supplies needed for preclinical and clinical trials of $1.8 million, decreased expenses associated with our clinical trials of $3.9 million, and personnel and facilities costs that, beginning in 2020, were allocated to cost of goods sold of $0.8 million, partially offset by increased personnel expenses due to additional headcount and other employee-related costs of $0.6 million.

Research and development expenses decreased by $20.6 million for the six months ended June 30, 2020 in comparison to the six months ended June 30, 2019. The decrease was primarily driven by decreased CMC costs, due to the expenses incurred in the prior year for the manufacturing of Gvoke prior to commercialization of $10.6 million and a reduction of manufacturing batches and supplies needed for preclinical and clinical trials of $3.8 million, decreased expenses associated with our clinical trials of $5.8 million, and personnel and facilities costs that, beginning in 2020, were allocated to cost of goods sold of $1.4 million, partially offset by increased personnel expenses due to additional headcount and other employee-related costs of $0.9 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.6 million for the three months ended June 30, 2020 in comparison to the three months ended June 30, 2019. The increase was primarily driven by an increase in compensation and related personnel costs of $3.1 million, including an increase in stock-based compensation expense of $0.3 million, due to additional headcount to support commercialization efforts of Gvoke, and increased administrative and legal costs of $0.2 million, partially offset by decreases in marketing and selling expenses of $0.7 million primarily due to timing of marketing spend.

Selling, general and administrative expenses increased by $11.7 million for the six months ended June 30, 2020 in comparison to the six months ended June 30, 2019. The increase was primarily driven by an increase in compensation and related personnel costs of $7.0 million, including an increase in stock-based compensation expense of $0.9 million, due to additional headcount to support commercialization efforts of Gvoke, and increases in marketing and selling expenses of $4.4 million.

Other Income (Expense)

For the three and six months ended June 30, 2020, interest expense increased by $1.2 million and $1.6 million, respectively, in comparison to the three and six months ended June 30, 2019, primarily due to a loss on extinguishment of debt of $0.7 million in both periods and increased borrowing levels. For the three and six months ended June 30, 2020, interest and other income decreased by $0.6 million and $0.8 million, respectively, in comparison to the three and six months ended June 30, 2019, as a result of lower balances in cash equivalents and investments.

Liquidity and Capital Resources

Our primary uses of cash are to fund costs related to the manufacturing, marketing and selling of Gvoke, the research and development of our product candidates, general and administrative expenses and working capital requirements. Historically, we have funded our operations primarily through private placements of convertible preferred stock, public equity offerings of common stock, and issuance of debt. In June 2018, we completed our IPO of 6,555,000 shares of our common stock at a price of $15.00 per share for aggregate net proceeds of $88.9 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In February 2019, we completed an equity offering and sold an aggregate of 5,996,775 shares of common stock at a price of $10.00 per share. Net proceeds from this equity offering were $55.5 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In September 2019, we entered into the Loan Agreement that provides for term loans of up to an aggregate of $85.0 million, of which $60.0 million was drawn in September 2019 and of which $20.0 million was repaid in June 2020. We become eligible to draw the second tranche of $15.0 million and the third tranche of $10.0 million if certain revenue targets are achieved prior to March 31, 2021 and June 30, 2021, respectively. In August 2019, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, which we refer to as the "Shelf". We simultaneously entered into a Sales Agreement with Jefferies LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $50.0 million of our common stock from time to time in "at-the-market" offerings under the Shelf. In December 2019, we sold an aggregate of 204,427 shares of common stock in at-the-market offerings under the Shelf for gross proceeds of $1.8 million. In February 2020, we completed an equity offering and sold 10,299,769 shares of common stock. Net proceeds from this equity offering were $39.8 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In June 2020, we completed a public notes offering and sold $86.3 million aggregate principal amount of 5.00% Convertible Senior Notes, including $11.3 million pursuant to the underwriters' option to purchase additional notes which was fully exercised in July 2020. Concurrently with the public notes offering, in June 2020, we completed an equity offering and sold 8,510,000 shares of common stock, including 1,110,000 shares pursuant to the underwriters’ option to purchase additional shares of common stock which was also fully exercised in July 2020. Net proceeds from both June 2020 offerings (including the net proceeds from the exercise of the underwriters' over-allotment options in July 2020) were $102.8 million after deducting underwriting discounts and commissions as well as other offering expenses.

We have incurred operating losses since inception, and we have an accumulated deficit of $299.5 million at June 30, 2020. We believe that our cash and cash equivalents and investments and expected revenue from sales of Gvoke will enable us to fund our operating and capital expenditure requirements for at least the next 12 months. We expect to incur substantial additional expenditures in the near term to support the marketing and selling of Gvoke and our ongoing research and development activities. We expect to continue to incur net losses for at least the next 12 months. Our ability to fund our product development and clinical operations, including completion of future clinical trials, as well as marketing and selling Gvoke and commercialization of our product candidates, if approved, will depend on the amount and timing of cash received from future financings. Our future capital requirements will depend on many factors, including:

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

As we continue the marketing and selling of our first product, Gvoke PFS, and commercially launch Gvoke HypoPen, we may not generate a sufficient amount of product revenues to fund our cash requirements. Accordingly, we may need to obtain additional financing in the future which may include public or private debt and/or equity financings. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to successfully market and sell Gvoke and our product candidates, if approved. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. The issuance of equity securities may result in dilution to stockholders. If we raise additional funds through the issuance of additional debt, which may have rights, preferences and privileges senior to those of our common stockholders, the terms of the debt could impose significant restrictions on our operations. The failure to raise funds as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. If additional funding is not secured when required, we may need to delay or curtail our operations until such funding is received, which would have a material adverse impact on our business prospects and results of operations.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2020	2019

Net cash used in operating activities	$(52,704)	$(44,191)
Net cash provided by investing activities	26,020	9,154
Net cash provided by financing activities	109,675	55,990

The increase in cash used in operating activities for the six-month period ended June 30, 2020, as compared to the six-month period ended June 30, 2019, was primarily driven by increased marketing, selling and manufacturing costs related to the commercialization of Gvoke partially offset by sales of Gvoke and decreased research and development costs. For a discussion regarding the increase in spending, refer to "Results of Operations" included in this Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

The increase in cash provided by investing activities for the six-month period ended June 30, 2020, as compared to the six-month period ended June 30, 2019, was primarily due to greater net sales and maturities of investments to fund operations.

The increase in cash provided by financing activities for the six-month period ended June 30, 2020, as compared to the six-month period ended June 30, 2019, was primarily due to the net proceeds of $70.5 million from the June 2020 convertible debt offering, and the net proceeds of $39.9 million and $18.8 million from the February 2020 and June 2020 equity offerings of our common stock, respectively, partially offset by the $20.0 million paydown of principal on the Loan Agreement in June 2020, as compared to the net proceeds of $55.6 million from the February 2019 public offering of our common stock.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES AND ASSUMPTIONS

Our Annual Report on Form 10-K for the year ended December 31, 2019 describes the critical accounting policies for which management uses significant judgments and estimates in the preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies since December 31, 2019.

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

Interest Rate Risk

Cash and Cash Equivalents and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash and cash equivalents and investments outstanding at June 30, 2020 would increase or decrease interest income by approximately $1.5 million on an annual basis.

Long-term Debt—Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. Based on our outstanding borrowings at June 30, 2020, a one-percentage point increase or decrease in interest rates would have no impact on interest expense on an annual basis as the thirty-day U.S. Dollar LIBOR rate at June 30, 2020 was 0.17% and that, coupled with a one-percentage point increase, would be below the interest rate floor pursuant to the Amended Loan Agreement of 2.43%. Interest on the Convertible Notes is assessed at a fixed rate of 5.0% annually and therefore does not subject us to interest rate risk.

Foreign Exchange Risk

We contract with contract research organizations outside the United States. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2020, we had immaterial liabilities denominated in the Australian Dollar. Net foreign currency gains and losses did not have a material effect on our results of operations for the six months ended June 30, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business could be adversely affected by health epidemics in regions where we have business activities and could cause significant disruption in the operations of third-party manufacturers and contract research organizations, or CROs, upon whom we rely, and for which we may not have adequate insurance coverage. For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into a global pandemic. The coronavirus had spread to most regions of the world.

As a result of the coronavirus pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

■	We believe that the COVID-19 pandemic has had, and may continue to have, an adverse impact on demand for our product, Gvoke, due to government-imposed quarantines, stay at home orders, travel restrictions, mandated business closures and other public health safety measures which may result in patients not visiting their healthcare providers or their pharmacies to get their prescriptions filled. Initially, we suspended in-person interactions by our sales and marketing personnel in healthcare settings. We are engaging with these customers remotely, via webinar programs and virtual meetings, as we seek to continue to support healthcare professionals and patient care. As parts of the country reopen, some of our sales and marketing personnel have begun to reengage with a limited number of in-person interactions. In addition, several conferences and other programs at which we intended to market Gvoke have been postponed, canceled and/or transitioned to virtual meetings. Remote interactions may be less effective than in-person interactions. In addition, due to the prioritization of healthcare resources toward pandemic efforts, even remote interactions may not be possible.
■
We currently rely on third-party suppliers and contract manufacturing organizations for the manufacture of Gvoke, as well as to perform third-party logistics functions, including warehousing and distribution of Gvoke. In addition, we rely on third parties to perform quality testing and supply other goods and services to run our business. If any such third party in our supply chain for materials is adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture commercial quantities of Gvoke.

■
In March, we closed our offices and requested that most of our personnel, including all of our administrative employees, work remotely, restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in any given location. We reopened our offices in mid-June on a limited, voluntary basis for those personnel who prefer to work from the office. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. Further, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors. In addition, we have implemented certain measures to reduce spending and have delayed or suspended projects. Although we have implemented such cost reducing measures, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from such measures due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected cost savings from such measures, our operating results and financial condition would be adversely affected.

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

■
The trading prices for our common shares and other biopharmaceutical companies have been highly volatile as a result of the coronavirus pandemic. As a result, we may face difficulties raising further capital through sales of our common shares or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common shares.

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

We commercially launched Gvoke PFS in November 2019 and Gvoke HypoPen in July 2020. We are in the early stages of commercializing our first pharmaceutical products and have a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. For the six months ended June 30, 2020, we generated $3.7 million in revenue from product sales. We have financed our operations primarily through private placements of our preferred stock, borrowings under the Amended Loan Agreement that we entered into with Oxford Finance LLC and Silicon Valley Bank, our initial public offering in June 2018, or our IPO, our public equity offerings in February 2019, February 2020 and June 2020, and our public note offering in June 2020. We have not yet demonstrated an ability to conduct sales and marketing activities necessary for successful product commercialization. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies prior to and at the early stages of commercialization of any product candidates, especially pharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully commercializing pharmaceutical products. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to successfully complete the transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.
We have incurred significant losses in every fiscal year since inception. For the six months ended June 30, 2020 and 2019, we reported a net loss of $53.3 million and $59.7 million, respectively. In addition, our accumulated deficit as of June 30, 2020 was $299.5 million. Substantially all of our operating losses have resulted from costs incurred in connection with research and development, clinical and regulatory initiatives to obtain approvals for our product candidates and preparation for commercialization of Gvoke and more recently the commercial launch of Gvoke.

We expect to continue to incur significant operating expenses as we continue the commercialization of Gvoke, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. In particular, we anticipate that we will continue to incur significant expenses as we:

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

Although we have begun to generate revenue from Gvoke PFS and Gvoke HypoPen, we have not yet generated revenue from any of our product candidates and may never be profitable.

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

We have incurred and expect to continue to incur significant sales and marketing costs as we commercialize Gvoke. Regardless of these expenditures, Gvoke and our product candidates, if approved, may not be commercially successful. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and may be unable to continue operations without continued funding.

We may require additional capital to sustain our business, and this capital may cause dilution to our stockholders and might not be available on terms favorable to us, or at all, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Pharmaceutical development is a time consuming, expensive and uncertain process that takes years to complete. We are incurring significant commercialization expenses related to product sales, marketing, manufacturing, packaging and distribution of Gvoke and expect to continue to incur such expenses for Gvoke as well as for any of our product candidates, if approved. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. For example, due to the impacts of the COVID-19 pandemic on our business, including those discussed in the risk factor titled “Our business may be adversely affected by the ongoing coronavirus pandemic,” we applied for and received a PPP Loan on April 22, 2020 for $5.1 million, of which $0.9 million was repaid on May 4, 2020 and the remaining $4.2 million on June 30, 2020. While we initiated a variety of cost reduction initiatives, we sought and obtained the PPP Loan due to our belief that such funds were necessary to support payroll costs, rent and utilities in order to avoid more drastic measures, such as deep workforce reductions, that would have likely significantly impaired our financial viability. In the future, if we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs. We will be required to expend significant funds in order to commercialize Gvoke as well as any of our product candidates that receive marketing approval.

We may be required to or choose to obtain further funding through public equity offerings, debt financings, royalty-based financing arrangements, collaborations and licensing arrangements or other sources. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing obtained by us would be senior to our common stock, would likely cause us to incur interest expense, and could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may increase our expenses and make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions and in-licensing opportunities. Under our existing credit facility, the Amended Loan Agreement, we are restricted in our ability to incur additional indebtedness and to pay dividends but, in connection with our public notes offering, the Lenders consented to the Convertible Notes (defined below) offering as permitted convertible indebtedness. Any additional debt financing that we may secure in the future could include similar or more restrictive covenants relating to our capital raising activities, buying or selling assets and other financial and operational matters, which may make it more difficult for us to obtain additional capital, manage our business and pursue business opportunities. We may also be required to secure any such debt obligations with some or all of our assets. For example, our Amended Loan Agreement is secured by substantially all of our property and assets, including our intellectual property assets, subject to certain exceptions.

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

On June 30, 2020, the Company completed a public offering of $86.3 million aggregate principal amount of the Company's 5.00% Convertible Senior Notes due 2025 (the "Convertible Notes"), including $11.3 million pursuant to the underwriters' option to purchase additional notes which was exercised in July 2020. The Convertible Notes are governed by the terms of a base indenture for senior debt securities (the “Base Indenture”), as supplemented by the first supplemental indenture thereto (the “Supplemental Indenture” and together with the Base Indenture, the “Indenture”), each dated as of June 30, 2020, by us and U.S. Bank National Association, as trustee. Failure to satisfy our current and future debt obligations under the Indenture could result in an event of default and, as a result, all of the amounts outstanding could immediately become due and payable. In the event of an acceleration of amounts due under the Indenture as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness while still pursuing our current business strategy.

In addition, our Amended Loan Agreement provides for term loans of up to an aggregate of $85.0 million, of which $40.0 million remains outstanding as of June 30, 2020. We become eligible to draw the additional tranches of $15.0 million and $10.0 million if certain revenue targets are achieved prior to March 31, 2021 and June 30, 2021, respectively.

All obligations under our Amended Loan Agreement are secured by substantially all of our property and assets, including our intellectual property assets, subject to certain limited exceptions. The term loans and the Convertible Notes may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity.

Failure to satisfy our current and future debt obligations under our Amended Loan Agreement could result in an event of default and, as a result, our lenders could accelerate all of the amounts due. Events of default also include our failure to comply with customary affirmative and negative covenants as well as a default under any indenture or other agreement governing convertible indebtedness permitted by the Amended Loan Agreement, including the Indenture. Affirmative covenants include the maintenance of a minimum cash balance of $5.0 million in an account with Silicon Valley Bank and, in the event that we also maintain one or more permitted accounts at other institutions, an additional amount equal to the outstanding obligations. Negative covenants include prohibition on the payment of dividends and distributions, certain mergers and change of control events, and restrictions on the incurrence of additional debt. In addition, the occurrence of material adverse changes in the company’s business, including its prospect of repayment of its obligations, could result in an event of default. In the event of an acceleration of amounts due under our Amended Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness while still pursuing our current business strategy. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.

We may be unable to raise the funds necessary to repurchase the Convertible Notes for cash following a fundamental change, and our existing and future indebtedness may limit our ability to repurchase the Convertible Notes

Noteholders may require us to repurchase their Convertible Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. A fundamental change includes certain acquisition transactions and the failure of our common stock to be listed on the Nasdaq Global Select Market or certain similar national securities exchanges. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes. In addition, applicable law, regulatory authorities and the agreements governing our existing and future indebtedness may restrict our ability to repurchase the Convertible Notes. Our failure to repurchase the Convertible Notes when required will constitute a default under the Indenture that governs the Convertible Notes. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness, which may result in that other indebtedness becoming immediately payable in full. A fundamental change would constitute an event of default under our Amended Loan Agreement. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.

Our PPP Loan, which we repaid in full in June 2020, was subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act, and we may be subject to an audit or enforcement action related to the PPP Loan.

On April 21, 2020, we entered into the U.S. Small Business Administration (the "SBA") Paycheck Protection Program (the "PPP") Note (the "Note") with Silicon Valley Bank (the “PPP Lender”) for a loan in the amount of $5.1 million (the “PPP Loan”) enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the "CARES Act"). We received the full amount of the PPP Loan on April 22, 2020. On May 4, 2020, we repaid $0.9 million of the PPP Loan. In June 2020, we repaid the remaining amount outstanding under the PPP loan in connection with the concurrent Convertible Notes and equity offerings.

We may be subject to CARES Act-specific lookbacks and audits that may be conducted by other federal agencies, including several oversight bodies created under the CARES Act. These bodies have the ability to coordinate investigations and audits and refer matters to the Department of Justice for civil or criminal enforcement and other actions. Complying with such SBA audit could divert management resources and attention and require us to expend significant time and resources, which could have an adverse effect on our business, financial condition and results of operations.

Risks Related to the Commercialization and Marketing of our Products and Product Candidates

Our business depends entirely on the success of our products and product candidates. Even if approved, our product candidates may not be accepted in the marketplace and our business may be materially harmed.

To date, we have expended significant time, resources and effort on the development of our product candidates, and a substantial portion of our resources recently have been and will continue to be focused on launching, marketing and commercializing our first product, Gvoke, in the United States. Our business and future success are substantially dependent on our ability to generate product revenues in the near term and will depend on our ability to successfully commercialize Gvoke. Our product candidates are in earlier stages of development and subject to the risks of failure inherent in developing drug products. Any delay or setback in the regulatory approval, product launch, commercialization or distribution of any of our product candidates will adversely affect our business. We may not be able to successfully launch or commercialize our products or meet our expectations with respect to revenues. We began to commercially launch our first pharmaceutical product, Gvoke PFS, in November 2019, and commercially launched Gvoke HypoPen in July 2020. There is no guarantee that the infrastructure, systems, processes, policies, relationships and materials we have built for the commercialization of Gvoke will be sufficient for us to achieve success at the levels we expect. Further, our products may contain undetected manufacturing defects, including mislabeling, which might require product replacement, re-labeling or product recalls, which could further harm our business. For example, on October 29, 2019, we identified incorrect outer carton label side serialization flaps on Gvoke PFS 2-packs. The incorrect label was part of the approval package received from the FDA on September 10, 2019. To correct the issue, we executed a market recall of the Gvoke 1 mg 2-pack cartons and 0.5 mg 2-pack cartons. Correctly printed cartons were introduced into production on November 12, 2019, and we believe no further action is required at this time. However, were such events to occur in the future, they could harm our business.

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

The potential market opportunity for Gvoke and our product candidates is difficult to precisely estimate. Our estimates of the potential market opportunity for Gvoke and our product candidates include several key assumptions of the current market size and current pricing for commercially available products and are based on industry and market data obtained from industry publications, studies conducted by us, our industry knowledge, third-party research reports and other surveys. Industry publications and third-party research generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. For example, our projections for the potential size of the market for Gvoke are based on our belief that we would be able to increase the adoption of emergency glucagon products by patients and care providers. While we believe that our internal assumptions are reasonable, if any of these assumptions proves to be inaccurate, the actual market for our product and product candidates could be smaller than our estimates of our potential market opportunity. If the actual market for Gvoke and our product candidates is smaller than we expect, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

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

Our future revenues and profitability will be adversely affected if U.S. and foreign governmental, private third-party insurers and payors and other third-party payors, including Medicare and Medicaid, do not agree to defray or reimburse the cost of our products to the patients. If these entities fail to provide coverage and reimbursement with respect to our products or provide an insufficient level of coverage and reimbursement, our products may be too costly for some patients to afford them and physicians may not prescribe them. In addition, limitations on the amount of reimbursement for our products may also reduce our profitability. In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, actions and proposals to control and reduce healthcare costs. There have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any of our products or product candidates for which we obtain marketing approval. Government and other third-party payors are also challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. CMS altered the reimbursement formula for fiscal years 2018 and 2019, but the court ruled this change was not an “adjustment” that was within the Secretary’s discretion to make. On May 6, 2019, the district court reiterated that the rate reduction exceeded the Secretary’s authority and declared that the rate reduction for 2019 also exceeded the Secretary’s authority and remanded the issue to the U.S. Department of Health and Human Services ("HHS") to devise an appropriate remedy. On July 10, 2019, the district court entered its final judgment and CMS has filed an appeal. The United States Court of Appeals for the District of Columbia Circuit heard oral arguments on November 8, 2019 and has not yet ruled on the case. It is unclear how this could affect covered hospitals who might purchase our products in the future and affect the rates we may charge such facilities for our approved products.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA, became law in the United States and is significantly impacting the provision of, and payment for, health care. With regard to pharmaceutical products specifically, the ACA, among other things, expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. Among other things, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. In addition, in December 2019, the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. The FDA also issued a Draft Guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. On July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of HHS to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permitting the re-importation of insulin products, and prioritizing finalization of FDA’s December 2019 proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center (“FQHC”) as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. It is unclear if, when, and to what extent the Executive Orders and the Draft Guidance may be implemented. The regulatory and market implications of the Executive Orders and Draft Guidance are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for any products that we may develop and commercialize and could adversely affect our future revenues and prospects for profitability.

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

For example, Eli Lilly’s GEK has approximately 90% coverage, with unrestricted access across commercial, Medicare, Managed Medicaid and state Medicaid plans. Of our target patient population, approximately 60% are commercially insured, approximately 15% are covered by Medicare, and approximately 25% are covered by Medicaid and other government programs. However, as the healthcare industry consolidates, competition to provide products and services to industry participants has become more intense and may intensify as the potential purchasers of our products or third-party payors use their purchasing power to exert competitive pricing pressure. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our potential purchasers. If competitive forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to invest in and grow our business.

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

We have received orphan drug designation from the FDA for four indications for our product candidates, which are our ready-to-use glucagon for PBH and Congenital Hyperinsulinism, or CHI, and our ready-to-use diazepam for acute repetitive seizures and Dravet syndrome. We have also received orphan drug designation from the EMA for our ready-to-use glucagon for CHI and Noninsulinoma Pancreatogenous Hypoglycaemia Syndrome, or NIPHS, which includes patients with PBH. We intend to pursue such designation for others in specific orphan indications in which there is an unmet medical need. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Although we intend to seek orphan drug designation for certain additional indications, we may never receive such designation. Moreover, obtaining orphan drug designation for one indication does not mean we will be able to obtain such designation for another indication.

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

As part of our growth strategy, we intend to identify, develop and market additional product candidates leveraging our formulation technology platforms. We are exploring various therapeutic opportunities for our pipeline programs. We may spend several years completing our development of any particular current or future internal product candidates, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. Our first product, Gvoke, which delivers ready-to-use glucagon via a pre-filled syringe or auto-injector, was approved by the FDA on September 10, 2019 for the treatment of severe hypoglycemia in pediatric (aged two years and above) and adult patients with diabetes. While we have identified several additional potential applications of our ready-to-use glucagon for the treatment of several intermittent and chronic conditions, there is no guarantee that we will be able to utilize our formulation technology platforms to advance additional product candidates.

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

For example, we have numerous competitors in the severe hypoglycemia market, which currently include Eli Lilly’s BAQSIMITM, an intranasal glucagon dry powder which received marketing approval on July 24, 2019 and is currently available for sale, Eli Lilly's GEK, Novo Nordisk’s GlucaGen HypoKit and Fresenius Kabi's glucagon emergency kit for low blood sugar. Zealand Pharma has submitted a New Drug Application for their dasiglucagon auto-injector HypoPal® which has been accepted by the FDA with a PDUFA target action date of March 27, 2021. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of severe hypoglycemia that compete directly or indirectly with Gvoke. Competitors may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products or product candidates, if approved, could be negatively affected and our results of operations could suffer.

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

At the federal level, the Trump administration’s budget proposals for fiscal year 2021 include a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, in 2018, the Trump administration released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced a bill, the Prescription Drug Pricing Reduction Action of 2019, which is intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill was introduced in the House of Representatives on September 19, 2019, House Resolution 3, the Lower Drug Costs Now Act of 2019, which would require HHS to directly negotiate drug prices with manufacturers. On December 12, 2019, the Lower Drug Costs Now Act of 2019 passed the House. It is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with investigators, healthcare practitioners, consultants, third-party payors and customers, if any, will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws and regulations may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. These include the following:

■	Anti-Kickback Statute. The federal Anti-Kickback Statue, or AKS, makes it illegal for any person or entity (including a prescription drug manufacturer or a party acting on its behalf) to knowingly and willfully solicit, offer, receive or pay remuneration, directly or indirectly, in cash or in kind, in exchange for or intended to induce or reward either the referral of an individual for, or the purchase, order, prescription or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, they are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity can be found guilty of violating the AKS without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. Violations of the AKS carry potentially significant civil and criminal penalties, including imprisonment, fines, administrative civil monetary penalties, and exclusion from participation in federal healthcare programs.
■	False Claims Laws. The federal civil and criminal false claims and civil monetary penalties laws, including the federal False Claims Act (“FCA”), prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using or causing to be made or used a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Companies that submit claims directly to payors may also be liable under the FCA for the direct submission of such claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.
■	Anti-Inducement Law. The anti-inducement law prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program.

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

We have conducted and may in the future conduct clinical trials in the European Union, or E.U., subjecting us to additional privacy restrictions. The collection and use of personal health data in the E.U. are governed by the provisions of the General Data Protection Regulation, or GDPR. This regulation imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data.

The GDPR also regulates the transfers of E.U. and European Economic Area, or EEA, individuals’ personal data to other countries that have been deemed by the European Commission not to provide adequate protection to personal data. The U.S. is not deemed to have adequate laws to protect personal data. We had relied upon the E.U.-U.S. Privacy Shield program to legitimize certain transfers of personal data from the E.U. and EEA to the U.S. However, on July 16, 2020, the European Court of Justice, or ECJ, invalidated the E.U.-U.S. Privacy Shield program that we (along with thousands of other companies) have utilized to transfer data from the EU and

EEA to the U.S. in compliance with GDPR. As a result of this decision, companies like us that previously relied upon Privacy Shield will be required to use another GDPR-approved method to legitimize transfers of personal data to the U.S. and other third countries in compliance with the GDPR. Although in its ruling about the Privacy Shield, the ECJ deemed that the Standard Contractual Clauses, or SCCs, approved by the European Commission for transfers of personal data between E.U. controllers and non-E.U. processors are valid, the Court also noted that transfers made pursuant to the SCCs need to be analyzed on a case-by-case basis to ensure E.U. standards of data protection are met in the jurisdiction where the data importer is based, and there continue to be concerns about whether the SCCs (including SCCs for controller-to-controller transfers) will face additional challenges. Further, E.U. member state data protection authorities are empowered to evaluate the adequacy of the SCCs adopted by businesses in any specific case and they are required to suspend or ban data transfers to a third country if, in the light of all the circumstances of that transfer, the SCCs are not or cannot be complied with in that country. Until the remaining legal uncertainties regarding how to legally continue these transfers are settled, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties, including bans on processing and transferring personal data. This and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our products and services in some markets and may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business.

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

If the scope of the patent protection we or our potential licensors obtain is not sufficiently broad, we may not be able to prevent others from developing and commercializing technology and products similar or identical to ours. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our current and future product candidates or otherwise provide any competitive advantage. In addition, to the extent that we license intellectual property in the future, we cannot assure you that those licenses will remain in force. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent and the protection it affords are limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

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

In the future, we may enter into license agreements with third parties pursuant to which they have the right, but not the obligation, in certain circumstances to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents. Even if we are permitted to pursue such enforcement or defense, we will require the cooperation of those licensors and cannot guarantee that we would receive it and on what terms. We cannot be certain that those licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. If we cannot obtain patent protection or enforce existing or future patents against third parties, our competitive position and our financial condition could suffer.

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

We may need to increase the size of our organization, and we may encounter difficulties managing our growth.

As of June 30, 2020, we had 188 employees. As we commercialize Gvoke and development of our product candidates continues to progress, we may need to hire additional employees as required to add depth and specialized expertise to our team. This growth could place a strain on our administrative and operational infrastructure. If the product candidates that we are developing continue to advance in clinical trials, we will need to expand our development, regulatory, manufacturing, quality, compliance, recordkeeping, information technology, training, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to develop additional relationships with various collaborators, CROs, suppliers, manufacturers and other organizations. We may not be able to establish such relationships or may incur significant costs to do so. Our ability to manage our growth will also require us to continue to improve our operational, financial and management controls, reporting systems and procedures, and other compliance programs and processes, which will further increase our operating costs. Failure to manage our growth effectively could cause us to over-invest or under-invest in infrastructure and result in losses or weaknesses in our infrastructure, which could adversely affect us. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to monitor our suppliers carefully for quality assurance, and our business could suffer.

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

We expect to continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC and The Nasdaq Global Select Market. These rules and regulations have increased our accounting, legal and financial compliance costs and make some activities more time consuming and costly. In addition, we will continue to incur costs associated with our public company reporting requirements, and we expect those costs may increase in the future. For example, we have devoted and expect to continue to devote significant resources to complete the assessment and documentation of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act, including assessment of the design and effectiveness of our internal controls related to our information systems.

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

We are required under Section 404 of the Sarbanes-Oxley Act to furnish an annual report by management on, among other things, the effectiveness of our internal control over financial reporting.

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

We have no current commitments with respect to any acquisition or investment, and we have never entered into or completed an acquisition. We do not know if we will be able to identify suitable acquisitions, complete any such acquisitions on favorable terms or at all, successfully integrate any acquired business, product or technology into our business or retain any key personnel, suppliers or distributors. Our ability to grow through acquisitions successfully depends upon our ability to identify, negotiate, complete and integrate suitable target businesses and to obtain any necessary financing. These efforts could be expensive and time consuming and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to integrate any acquired businesses, products or technologies effectively, our business, results of operations and financial condition could be materially adversely affected.

Laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain products outside the United States or require us to develop and implement costly compliance programs.

We have conducted some clinical trials in international countries. For any operations outside the United States, we must comply with numerous laws and regulations in each jurisdiction in which we operate. The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Separately, in response to the COVID-19 pandemic since March 2020, foreign and domestic inspections by FDA have largely been on hold with domestic inspections possibly resuming later this year. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

The conversion of any of the Convertible Notes into shares of common stock could have a dilutive effect that could cause our share price to go down.

The Convertible Notes are convertible into shares of common stock at any time at the option of the holder subject to certain conditions. We have reserved a sufficient number of shares of common stock for issuance upon conversion of the Convertible Notes. If any or all of the Convertible Notes are converted into shares of common stock, our existing shareholders will experience immediate dilution of voting rights and the price of shares of our common stock may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of Convertible Notes may convert their Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The conversion rate for the Convertible Notes will initially be 326.7974 shares of our common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $3.06 per share of common stock, and is subject to adjustment under the terms of the Convertible Notes. In the event of certain circumstances, we will increase the conversion rate, provided that the conversion rate will not exceed 367.6470 shares of our common stock per $1,000 principal amounts of Convertible Notes. Because the conversion rates of the Convertible Notes adjust upward upon the occurrence of certain events, our existing shareholders may experience more dilution if any or all of the Convertible Notes are converted into shares of common stock after the adjusted conversion rate became effective.

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

Provisions in the Indenture for our Convertible Notes, corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management or hinder efforts to acquire a controlling interest in us.

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

In addition, certain provisions in the Indenture governing our Convertible Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

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

We also recognize that the Delaware Forum Provision and the Federal Forum Provision in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Northern District of Illinois. Additionally, the Delaware Forum Provision and/or the Federal Forum Provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert the provision is not enforceable. The Court of Chancery of the State of Delaware or the United States District Court for the Northern District of Illinois may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders.

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

4.1
Base Indenture, dated as of June 30, 2020, by and between Xeris Pharmaceuticals, Inc. and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 1, 2020).

4.2
First Supplemental Indenture, dated as of June 30, 2020, by and between Xeris Pharmaceuticals, Inc. and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 1, 2020).

4.3	Form of 5.00% Convertible Senior Note due 2025 (included in Exhibit 4.2).

10.1+†	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of June 30, 2020, by and among Oxford Finance LLC, Silicon Valley Bank and the Company.

10.2+†	First Amendment to the Product Supply Agreement, dated as of June 24, 2020, by and between the Company and SHL Pharma LLC.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104+	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

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

+ Filed herewith.

†  Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Xeris Pharmaceuticals, Inc.

Date: August 10, 2020	/s/ Paul R. Edick
Paul R. Edick
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 10, 2020	/s/ Barry M. Deutsch
Barry M. Deutsch
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)