Form 10-Q
period 2020-09-30
XERIS PHARMACEUTICALS INC
filed 2020-11-09
CIK 1346302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

As of October 31, 2020, the registrant had 48,976,434 shares of common stock, par value $0.0001 per share, outstanding.

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

■
We operate in a competitive business environment and, if we are unable to compete successfully against our existing or potential competitors, our sales and operating results may be negatively affected and we may not successfully commercialize our products or product candidates, even if approved.

■
Our reliance on third-party suppliers, including single-source suppliers, and a limited number of options for alternate sources for Gvoke® or our product candidates could harm our ability to develop our product candidates or to commercialize Gvoke or any product candidates that are approved.

■
As a company, we have a limited operating history and limited experience commercializing pharmaceutical products and have incurred significant losses since inception. We expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.

■
If our third-party manufacturers of Gvoke or our product candidates are unable to increase the scale of their production of our products or our product candidates, or increase the product yield of manufacturing, then our costs to manufacture the product may increase and commercialization may be delayed or interrupted.

■
Our business depends entirely on the success of our products and product candidates. Even if approved, our product candidates may not be accepted in the marketplace and our business may be materially harmed. The market opportunity for Gvoke and our product candidates may be smaller than we estimate.

■	Our business may be adversely affected by the ongoing coronavirus pandemic.
■
Gvoke and our product candidates may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to include safety warnings, require them to be taken off the market or otherwise limit their sales.

■
Although we have begun to generate revenue from our first products, Gvoke pre-filled syringe ("Gvoke PFS") and auto-injector ("Gvoke HypoPen®"), we have not yet generated revenue from any of our current or future product candidates and may never be profitable.

■
Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, it is less likely that they will be widely used.

■
Clinical failure may occur at any stage of clinical development, and the results of our clinical trials may not support our proposed indications for our product candidates. If our clinical trials fail to demonstrate efficacy and safety to the satisfaction of the U.S. Food & Drug Administration or other regulatory authorities, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

■	Delays in conducting clinical trials could result in increased costs to us and delay our ability to obtain regulatory approval for our product candidates.
■	We expect to seek to establish collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.
■	It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.
■	Our stock price has been and will likely continue to be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

XERIS PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value)

	September 30, 2020	December 31, 2019

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,886	$19,519
Short-term investments	103,857	56,030
Trade accounts receivable, net	11,928	4,693
Other accounts receivable, net	262	946
Inventory	5,633	2,176
Prepaid expenses and other current assets	3,660	4,119
Total current assets	163,226	87,483
Investments	—	13,231
Property and equipment, net	6,928	7,853
Other assets	232	420
Total assets	$170,386	$108,987

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,694	$5,603
Other accrued liabilities	11,822	18,119
Accrued trade discounts and rebates	5,758	1,375
Accrued returns reserve	3,171	1,957
Other current liabilities	1,582	284
Total current liabilities	27,027	27,338
Long-term debt, net of unamortized debt issuance costs	119,391	58,305
Other liabilities	9,632	8,908
Total liabilities	156,050	94,551

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock—par value $0.0001, 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common stock—par value $0.0001, 150,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 46,664,503 and 27,214,523 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	5	3
Additional paid in capital	329,803	260,635
Accumulated deficit	(315,528)	(246,245)
Accumulated other comprehensive income	56	43
Total stockholders’ equity	14,336	14,436
Total liabilities and stockholders’ equity	$170,386	$108,987
The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$9,404	$—	$13,066	$—
Grant and other income	44	313	197	858
Cost of goods sold	2,832	—	5,921	—
Gross profit	6,616	313	7,342	858
Operating expenses:
Research and development	3,876	15,518	15,811	48,018
Selling, general and administrative	16,484	14,877	55,734	42,419
Total operating expenses	20,360	30,395	71,545	90,437
Loss from operations	(13,744)	(30,082)	(64,203)	(89,579)
Other income (expense):
Interest and other income	232	657	943	2,173
Interest expense	(2,328)	(3,507)	(6,069)	(5,632)
Change in fair value of warrants	(160)	96	(64)	540
Total other income (expense)	(2,256)	(2,754)	(5,190)	(2,919)
Net loss before benefit from income taxes	(16,000)	(32,836)	(69,393)	(92,498)
Benefit from income taxes	—	—	110	—
Net loss	$(16,000)	$(32,836)	$(69,283)	$(92,498)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	(125)	(23)	1	97
Foreign currency translation adjustments	17	—	12	—
Comprehensive loss	$(16,108)	$(32,859)	$(69,270)	$(92,401)

Net loss per common share - basic and diluted	$(0.35)	$(1.22)	$(1.78)	$(3.58)

Weighted average common shares outstanding, basic and diluted	46,145,116	26,942,591	38,995,707	25,810,113

The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data; unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	20,808,366	$2	$196,121	$(52)	$(120,665)	$75,406
Net loss	—	—	—	—	(25,277)	(25,277)
Issuance of common stock upon public offering	5,996,775	1	55,631	—	—	55,632
Exercise and vesting of stock options	72,797	—	128	—	—	128
Exercise of warrants	2,271	—	13	—	—	13
Stock-based compensation	—	—	1,147	—	—	1,147
Other comprehensive income	—	—	—	51	—	51
Balance, March 31, 2019	26,880,209	$3	$253,040	$(1)	$(145,942)	$107,100
Net loss	—	—	—	—	(34,385)	(34,385)
Exercise and vesting of stock options	30,235	—	70	—	—	70
Stock-based compensation	—	—	1,701	—	—	1,701
Issuance of common stock through employee stock purchase plan	24,229	—	236	—	—	236
Other comprehensive income	—	—	—	69	—	69
Balance, June 30, 2019	26,934,673	$3	$255,047	$68	$(180,327)	$74,791
Net loss	—	—	—	—	(32,836)	(32,836)
Incremental costs of public offering	—	—	(119)	—	—	(119)
Exercise and vesting of stock options	18,746	—	44	—	—	44
Exercise of warrants	770	—	5	—	—	5
Stock-based compensation	—	—	1,794	—	—	1,794
Other comprehensive loss	—	—	—	(23)	—	(23)
Balance, September 30, 2019	26,954,189	$3	$256,771	$45	$(213,163)	$43,656

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	27,214,523	$3	$260,635	$43	$(246,245)	$14,436
Net loss	—	—	—	—	(29,184)	(29,184)
Issuance of common stock upon equity offering	10,299,769	1	39,844	—	—	39,845
Exercise and vesting of stock options	5,296	—	10	—	—	10
Vesting of restricted stock units and related repurchases	21,449	—	(63)	—	—	(63)
Stock-based compensation	—	—	2,008	—	—	2,008
Other comprehensive income	—	—	—	17	—	17
Balance, March 31, 2020	37,541,037	$4	$302,434	$60	$(275,429)	$27,069
Net loss	—	—	—	—	(24,099)	(24,099)
Issuance of common stock upon equity offering	7,400,000	1	18,778	—	—	18,779
Exercise and vesting of stock options	40,094	—	72	—	—	72
Stock-based compensation	—	—	2,071	—	—	2,071
Issuance of common stock through employee stock purchase plan	170,201	—	385	—	—	385
Other comprehensive income	—	—	—	104	—	104
Balance, June 30, 2020	45,151,332	$5	$323,740	$164	$(299,528)	$24,381
Net loss	—	—	—	—	(16,000)	(16,000)
Issuance of common stock upon equity offering	1,110,000	—	2,890	—	—	2,890
Issuance of common stock upon conversion of convertible notes	367,317	—	1,060	—	—	1,060
Exercise and vesting of stock options	35,854	—	59	—	—	59
Stock-based compensation	—	—	2,054	—	—	2,054
Other comprehensive loss	—	—	—	(108)	—	(108)
Balance, September 30, 2020	46,664,503	$5	$329,803	$56	$(315,528)	$14,336
The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(69,283)	$(92,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,021	698
Amortization of investments	(53)	(608)
Amortization of debt issuance costs	707	767
Stock-based compensation	6,133	4,642
Loss on extinguishment of debt	443	2,324
Change in fair value of warrants	64	(540)
Changes in operating assets and liabilities:
Trade accounts receivable	(7,235)	—
Other accounts receivable	684	1,873
Prepaid expenses and other current assets	495	(234)
Inventory	(3,457)	—
Accounts payable	(909)	812
Other accrued liabilities	(6,485)	7,192
Accrued trade discounts and rebates	4,383	—
Accrued returns reserve	1,214	—
Other	2,589	798
Net cash used in operating activities	(69,689)	(74,774)
Cash flows from investing activities:
Capital expenditures	(152)	(863)
Purchases of investments	(91,408)	(75,975)
Sales and maturities of investments	56,906	83,496
Net cash (used in) provided by investing activities	(34,654)	6,658
Cash flows from financing activities:
Proceeds from equity offerings	65,891	59,970
Payments of equity offering costs	(4,292)	(4,458)
Proceeds from issuance of debt	91,339	60,000
Payments of debt	(25,089)	(35,000)
Payments of debt issuance costs	(5,546)	(2,340)
Proceeds from issuance of employee stock purchase plan shares	385	236
Proceeds from exercise of stock awards	113	152
Repurchase of common stock withheld for taxes	(63)	—
Net cash provided by financing activities	122,738	78,560
Effect of exchange rate changes on cash and cash equivalents	(28)	—
Increase in cash and cash equivalents	18,367	10,444
Cash and cash equivalents, beginning of period	19,519	45,716
Cash and cash equivalents, end of period	$37,886	$56,160
Supplemental schedule of cash flow information:
Cash paid for interest	$3,677	$2,812
Supplemental schedule of non-cash investing and financing activities:
Tenant improvement allowance	$—	$5,508
Issuance of stock for conversion of debt	$1,060	$—
Accrued debt issuance costs	$299	$1,841
Accrued equity offering costs	$38	$138

The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
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

Since its inception, the Company has devoted substantially all of its resources to research and development initiatives, undertaking preclinical studies of its product candidates, conducting clinical trials of its most advanced product candidates, organizing and staffing the Company, raising capital and commercializing its first product, Gvoke®, which was approved by the FDA in September 2019. Gvoke delivers ready-to-use glucagon via a commercially available pre-filled syringe or auto-injector for the treatment of severe hypoglycemia, a potentially life-threatening condition. The Company commercially launched Gvoke pre-filled syringe ("Gvoke PFS") in November 2019 and auto-injector ("Gvoke HypoPen®") in July 2020. The Company has financed its operations primarily through the issuance of its common stock, convertible preferred stock and other equity instruments, and debt financing.

For the nine months ended September 30, 2020, the Company generated $13.1 million in revenues from product sales. The Company has incurred operating losses since inception and has an accumulated deficit of $315.5 million as of September 30, 2020. The Company expects to continue to incur net losses for at least the next 12 months. Based on the Company’s current operating plans and existing working capital at September 30, 2020, the Company believes its cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months.

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
September 30, 2020
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
September 30, 2020
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

Note 3. Inventory

The components of inventories consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Raw materials	$2,805	$1,321
Work in process	1,381	662
Finished goods	1,447	193
Inventory	$5,633	$2,176

Inventory reserves were $1.5 million and $0 at September 30, 2020 and December 31, 2019, respectively.

Note 4. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Accrued employee costs	$6,356	$6,818
Accrued marketing and selling costs	812	1,973
Accrued research and development costs	769	7,062
Accrued restructuring charges	587	—
Accrued interest expense	1,387	449
Accrued other costs	1,911	1,817
Other accrued liabilities	$11,822	$18,119

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
(unaudited)

Note 5. Long-term Debt

Convertible Senior Notes

In June 2020, the Company completed a public offering of $86.3 million aggregate principal amount of the Company's 5.00% Convertible Senior Notes due 2025 (the "Convertible Notes"), including $11.3 million pursuant to the underwriters' option to purchase additional notes which was exercised in full in July 2020. The Company incurred debt issuance costs of $5.1 million in connection with the issuance of the Convertible Notes. The Company used $20.0 million and $4.2 million of the net proceeds from the sale to prepay a portion of the principal amount on the Term A Loan (as defined below) and the remaining amount of borrowings outstanding under the PPP Loan (as defined below), respectively.

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

At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of Convertible Notes may convert their Convertible Notes at their option into shares of the Company’s common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The conversion rate for the Convertible Notes will initially be 326.7974 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $3.06 per share of common stock, and is subject to adjustment under the terms of the Convertible Notes. In the event of certain circumstances, the Company will increase the conversion rate, provided that the conversion rate will not exceed 367.6470 shares of the Company's common stock per $1,000 principal amount of Convertible Notes.

In the third quarter of 2020, $1.1 million in principal amount of Convertible Notes were converted into 367,317 shares of the Company’s common stock at the conversion rate of 326.7974 shares per $1,000 principal amount of Convertible Notes.

The Convertible Notes are senior, unsecured obligations and are equal in right of payment with the Company's existing and future senior, unsecured indebtedness, senior in right of payment to its future indebtedness, if any, that is expressly subordinated to the Convertible Notes, and effectively subordinated to its existing and future secured indebtedness to the extent of the value of the collateral securing that indebtedness. The Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of its subsidiaries.

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

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
(unaudited)

under the U.S. Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) in the amount of $5.1 million (the “PPP Loan”).

On June 30, 2020, the Company entered into that certain Second Amendment to the Amended and Restated Loan and Security Agreement with the Lenders (the "Second Amendment") to amend the Loan Agreement to provide for the Lenders’ consent to and allow for the Company's underwritten public offering of the Company's 5.00% Convertible Senior Notes due 2025 and permit the Company to prepay its PPP Loan in full. The Second Amendment also provided for the extension of the interest-only payment period through December 31, 2021, after which the term loans will be payable in 30 equal monthly installments. However, if the Company achieves a certain revenue milestone prior to January 1, 2022, then the period for interest-only payments is extended through September 30, 2022, after which the term loans will be payable in 21 equal monthly installments. In addition the Second Amendment further provided for an extension of the maturity date from June 1, 2023 to June 1, 2024. After repayment, no loans may be re-borrowed.

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

All of the loans incurred and continue to incur interest at a floating per annum rate in an amount equal to the sum of 6.25% plus the greater of (a) 2.43% and (b) the thirty-day U.S. Dollar LIBOR rate. For the period from the funding date of the Term A Loan through and including September 30, 2020, the interest rate was 8.68%. The Company incurred total debt issuance costs of $1.9 million related to the Loan Agreement, which were being amortized to interest expense over the life of the loan using the effective interest method. In conjunction with the prepayment noted above, unamortized debt issuance costs of $0.4 million associated with the amount prepaid were written off. This write-off and the $0.3 million prepayment fee were recorded as a loss on extinguishment of debt. The remaining balance of unamortized debt issuance costs related to the Loan Agreement and the additional debt issuance costs incurred in conjunction with the Second Amendment have been reflected as a direct reduction to the loan balance and are being amortized to interest expense over the remaining life of the loan using the effective interest method.

On August 5, 2020, the Company entered into that certain Third Amendment to the Amended and Restated Loan and Security Agreement with the Lenders (the “Third Amendment) to amend the Loan Agreement (as amended, supplemented or otherwise modified from time to time, including by that certain First Amendment, Second Amendment and Third Amendment, collectively, the (“Amended Loan Agreement”) to (i) amend the definition of “Permitted Indebtedness” to include a new standby letter of credit in the amount of $0.4 million issued to the landlord for the Company’s leased real property located at 1375 West Fulton Market in Chicago, Illinois and (ii) permit the sale of certain equipment related to the relocation of the Company’s research and development laboratory from San Diego to Chicago.

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
September 30, 2020
(unaudited)

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

The components of debt are as follows (in thousands):

	September 30, 2020	December 31, 2019

Senior secured loan facility	$40,000	$60,000
Convertible Notes	85,126	—
Less: unamortized debt issuance costs	(5,735)	(1,695)
Long-term debt, net of unamortized debt issuance costs	$119,391	$58,305

The following table sets forth the Company’s future minimum principal payments on the senior secured loan facility and the Convertible Notes (in thousands):

2020	$—
2021	—
2022	5,714
2023	22,857
2024	11,429
2025	85,126
$125,126

For the three months ended September 30, 2020, the Company recognized interest expense of $2.3 million of which $0.3 million was related to the amortization of debt issuance costs. For the nine months ended September 30, 2020, the Company recognized interest expense of $6.1 million of which $0.7 million was related to a loss on extinguishment of debt and $0.7 million was related to the amortization of debt issuance costs. For the three months ended September 30, 2019, the Company recognized interest expense of $3.5 million of which $0.3 million was related to the amortization of debt issuance costs. For the nine months ended September 30, 2019, the Company recognized interest expense of $5.6 million of which $0.8 million was related to the amortization of debt issuance costs. Included in the prior year interest expense is a loss on extinguishment of debt of $2.3 million relating to the write-off of the remaining balance of unamortized debt issuance costs associated with the Original Loan Agreement.
Note 6. Stockholders' Equity

The Company’s authorized shares of stock of 160.0 million are divided into 150.0 million shares of common stock, par value $0.0001 per share, and 10.0 million shares of preferred stock, par value $0.0001 per share. At September 30, 2020 none of the 10.0 million shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock. The Company’s board of directors has the authority, without action by the Company’s stockholders, to designate and issue the preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.

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

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
(unaudited)

In February 2020, the Company completed an equity offering of its common stock pursuant to a shelf registration statement on Form S-3, which was filed on August 6, 2019 and declared effective by the SEC on August 21, 2019. The Company sold an aggregate of 10,299,769 shares of common stock at a price of $4.15 per share, including 1,299,769 shares pursuant to the underwriters’ option to purchase additional shares of common stock. Net proceeds from the equity offering were approximately $39.9 million after deducting underwriting discounts and commissions as well as other public offering expenses.

In June 2020, the Company completed an equity offering of its common stock pursuant to the shelf registration statement noted above. The Company sold an aggregate of 8,510,000 shares of common stock at a price of $2.72 per share, including 1,110,000 shares pursuant to the underwriters' option to purchase additional shares which was fully exercised in July 2020. Net proceeds from the equity offering were approximately $21.6 million after deducting underwriting discounts and commissions as well as other public offering expenses.

In the third quarter of 2020, $1.1 million principal amount of Convertible Notes were converted into 367,317 shares of the Company’s common stock.

Upon vesting and settlement of RSUs or exercise of stock options, at the election of the grantee, the Company does not collect withholding taxes in cash from employees. Instead, the Company withholds upon settlement as RSUs vest, or as stock options are exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock. The Company then pays the minimum statutory withholding taxes in cash. During the nine months ended September 30, 2020, 31,250 RSUs vested for which 9,801 shares were withheld to cover the minimum statutory withholding taxes of $0.1 million.

Note 7. Warrants

In 2014 the Company issued 19,931 warrants (the “2014 Warrants”) to certain investors. The 2014 Warrants allow each holder to purchase one share of common stock for $5.912. Of the 2014 Warrants, 18,512 warrants were exercised and 1,419 expired. There are no 2014 Warrants outstanding as of September 30, 2020.

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

The Company recognized gains (losses) of $1,000, $(92,000) and $(69,000) upon the change in fair value of the 2014 Warrants, the 2018 Term A Warrants and the 2018 Term B Warrants, respectively, during the three months ended September 30, 2020. The Company recognized gains of $8,000, $50,000 and $38,000 upon the change in fair value of the 2014 Warrants, the 2018 Term A Warrants and the 2018 Term B Warrants, respectively, during the three months ended September 30, 2019. The Company recognized gains (losses) of $4,000, $(39,000) and $(29,000) upon the change in fair value of the 2014 Warrants, the 2018 Term A Warrants and the 2018 Term B Warrants, respectively, during the nine months ended September 30, 2020. The Company recognized gains of $76,000, $265,000 and $199,000 upon the change in fair value of the 2014 Warrants, the 2018 Term A Warrants and the 2018 Term B Warrants, respectively, during the nine months ended September 30, 2019.

As of September 30, 2020, the following warrants were outstanding:

	Outstanding Warrants	Exercise Price per Warrant	Expiration Date

2018 Term A Warrants	53,720	$11.169	February 2025
2018 Term B Warrants	40,292	$11.169	September 2025
	94,012

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
(unaudited)

Note 8. Commitments and Contingencies

Commitments

The Company has non-cancellable operating leases for office and laboratory space, which expire at various times through 2033. The non-cancellable lease agreements provide for monthly lease payments, which increase during the term of each lease agreement.

In the third quarter of 2020, the Company signed a lease to occupy a research and development laboratory site in Chicago, Illinois in conjunction with the Company's plan to relocate such activities from the current San Diego site in the fourth quarter of 2020. The future minimum lease payments of the new lease are approximately $0 in 2020, $0 in 2021, $0.5 million in 2022, $0.7 million in 2023, $0.7 million in 2024, and $7.2 million in 2025 and thereafter. In conjunction with the new lease, the Company has assigned its lease for the San Diego site to a third party, beginning in the fourth quarter of 2020. Such assignment releases the Company from any further minimum lease payment obligations for that site.

Future minimum lease payments under operating leases at September 30, 2020 are as follows (in thousands):

2020	$425
2021	1,277
2022	1,813
2023	2,031
2024	1,981
Thereafter	15,654
Total minimum lease payments	$23,181

Total rent expense under these operating leases was approximately $0.6 million for each of the three months ended September 30, 2020 and 2019, and approximately $1.7 million for each of the nine months ended September 30, 2020 and 2019.

As of September 30, 2020, we had unused letters of credit of $1.5 million which were issued primarily to secure leases.

Litigation

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of September 30, 2020, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
(unaudited)

Note 9. Restructuring Costs

In the third quarter of 2020, the Company commenced a plan to relocate its research and development laboratory from San Diego to Chicago. The costs associated with the plan include employee termination and relocation benefits, and other facility exit costs. The Company expects to incur total restructuring costs of approximately $2.3 million related to the plan. Costs of $0.8 million were incurred in the three months ended September 30, 2020, of which $0.4 million is included in research and development expenses, $0.3 million is included in selling, general and administrative expenses, and $0.1 million is included in costs of goods sold in the condensed consolidated statements of operations and comprehensive loss. The Company anticipates that the restructuring will be substantially complete by the end of 2021. The restructuring reserve is included in other accrued liabilities in the condensed consolidated balance sheet.

The following table summarizes the initial restructuring reserve and the payments made during the three months ended September 30, 2020 (in thousands):

	Employee Termination and Relocation Costs	Other	Total
Initial Reserve	$657	$121	$778
Payments	(75)	(116)	(191)
Balance accrued at September 30, 2020	$582	$5	$587

Note 10. Stock Compensation Plan
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

The 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019 and each January 1 thereafter, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. On January 1, 2020 and 2019, the number of shares of common stock available for issuance under the 2018 Plan was automatically increased by 1,088,580 shares and 835,728 shares, respectively. As of September 30, 2020, there were 237,346 shares of common stock available for future issuance under the 2018 Plan.

The 2018 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to issue up to 193,000 shares of common stock to participating employees. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee’s offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval with a purchase date of the last business day of June and December each year. This plan became effective on the date immediately prior to the effectiveness of the Company's IPO registration statement. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31; (ii) 386,000 shares or (iii) such lesser number of shares as determined by the ESPP administrator. On January 1, 2020 and 2019, the number of shares of common stock available for issuance under the

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
(unaudited)

ESPP increased by 272,145 shares and 208,932 shares, respectively. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. The Company issued 170,201 shares at a price of $2.26 per share on June 30, 2020. As of September 30, 2020, there were 430,269 shares available for issuance under the ESPP.

The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company intends to use this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercial launch of Gvoke and the expansion of the Company generally. The Company initially reserved 750,000 shares of common stock for the issuance of awards under the Inducement Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. As of September 30, 2020, there were 414,084 shares of common stock available for future issuance under the Inducement Plan.

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

The fair value of stock options granted was estimated with the following weighted average assumptions:

	Nine Months Ended September 30,
	2020	2019
Expected term (years)	5.9	6.1
Risk-free interest rate	0.42%	1.55%
Expected volatility	69.85%	59.30%
Expected dividends	—	—

Stock option activity under the 2011 Plan, 2018 Plan and Inducement Plan for the nine months ended September 30, 2020 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2020	4,428,985	$9.40	8.19
Granted	1,452,918	5.17
Exercised and vested	(81,244)	1.70
Forfeited	(410,579)	9.22
Expired	(57,457)	10.16
Outstanding - September 30, 2020	5,332,623	$8.37	7.87
Exercisable - September 30, 2020	2,565,373	$7.87	6.88
Vested and expected to vest as of September 30, 2020	5,082,077	$8.36	7.81

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
(unaudited)

The weighted average fair value of awards granted during the nine months ended September 30, 2020 was $3.12 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2020 was $0.2 million. As of September 30, 2020, the aggregate intrinsic value of awards vested and expected to vest was $6.8 million.

At September 30, 2020, there was a total of $13.2 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.22 years.

On January 31, 2020, the Company granted 572,500 restricted stock unit (RSU) awards to certain key employees. A summary of outstanding RSU awards and the activity for the nine months ended September 30, 2020 was as follows:

	Units	Weighted Average Grant Date Fair Value
Unvested balance - January 1, 2020	125,000	$13.88
Granted	572,500	6.37
Vested	(31,250)	13.88
Forfeited	(5,000)	6.37
Unvested balance - September 30, 2020	661,250	$7.43

RSUs are measured based on the fair market value of the underlying stock on the date of grant and vest over either three or four years in equal annual installments beginning on the one-year anniversary of the date of grant. Stock-based compensation expense related to RSUs is recognized on a straight-line basis over the employee’s requisite service period. As of September 30, 2020, there was $3.8 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted average remaining vesting period of 2.34 years.

The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs and the ESPP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$37	$—	$113	$—
Research and development	303	279	913	774
Selling, general and administrative	1,714	1,515	5,107	3,868
Total stock-based compensation expense	$2,054	$1,794	$6,133	$4,642
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
September 30, 2020
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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2020 and December 31, 2019 (in thousands):

	Total as of September 30, 2020	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$37,886	$37,886	$—	$—

Investments:
U.S. government securities	73,570	73,570	—	—
Corporate securities	16,114	—	16,114	—
Commercial paper	14,173	—	14,173	—
Total investments	$103,857	$73,570	$30,287	$—

Liabilities
Warrant liabilities	$214	$—	$—	$214

	Total as of December 31, 2019	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$19,519	$19,519	$—	$—

Investments:
U.S. government securities	32,175	32,175	—	—
Corporate securities	22,164	—	22,164	—
Commercial paper	14,922	—	14,922	—
Total investments	$69,261	$32,175	$37,086	$—

Liabilities
Warrant liabilities	$150	$—	$—	$150

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

The Company has determined that the warrant liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the change in the warrant liabilities (in thousands):

Balance at December 31, 2019	$150
Change in fair value of warrants	64
Balance at September 30, 2020	$214

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
(unaudited)

There were no transfers between any of the levels of the fair value hierarchy during the three and nine months ended September 30, 2020.

Note 12. Available-for-Sale Investments

The Company classifies its investments in debt securities as available-for-sale. Debt securities are comprised of highly liquid investments with minimum “A” rated securities and, as of September 30, 2020, consist of U.S. Treasury and agency bonds and corporate entity commercial paper and securities, all with maturities of more than three months but less than one year at the date of purchase. Debt securities as of September 30, 2020 had an average remaining maturity of 0.5 years. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income in the condensed consolidated balance sheets. Refer to Note 11, "Fair Value Measurements," for information related to the fair value measurements and valuation methods utilized.

The following table represents the Company’s available-for-sale investments by major security type as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Investments:
Commercial paper	$14,173	$—	$—	$14,173
Corporate securities	16,061	63	(10)	16,114
U.S. government securities	73,581	27	(38)	73,570
Total available-for-sale investments	$103,815	$90	$(48)	$103,857

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Investments:
Commercial paper	$14,922	$—	$—	$14,922
Corporate securities	22,146	20	(2)	22,164
U.S. government securities	32,152	23	—	32,175
Total available-for-sale investments	$69,220	$43	$(2)	$69,261

The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and nine months ended September 30, 2020 and 2019, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months, and the Company does not anticipate any material losses upon maturity of these investments.

Note 13. Net Loss Per Common Share

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
September 30, 2020
(unaudited)

The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	As of September 30,
	2020	2019
Shares to be issued upon conversion of Convertible Notes	27,818,955	—
Vested and unvested stock options	5,332,623	4,332,514
Restricted stock units	661,250	125,000
Warrants	94,012	95,431
Total anti-dilutive securities excluded from EPS computation	33,906,840	4,552,945

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

We are a specialty pharmaceutical company leveraging our novel non-aqueous formulation technology platforms, XeriSol™ and XeriJect™, to develop and commercialize ready-to-use injectable and infusible drug formulations. We have developed and launched the first ready-to-use, room-temperature stable liquid glucagon formulation that, unlike the current standard of care, can be administered without any preparation or reconstitution. Our first product, Gvoke®, delivers ready-to-use glucagon via a commercially available pre-filled syringe ("Gvoke PFS") or auto-injector ("Gvoke HypoPen®") for the treatment of severe hypoglycemia, a potentially life-threatening condition, in people with diabetes. Gvoke was approved in September 2019 by the U.S. Food & Drug Administration ("FDA") for the treatment of severe hypoglycemia in pediatric and adult patients with diabetes ages two years and older. We began the field launch of Gvoke PFS in January 2020. Gvoke PFS is available in two doses: a 0.5 mg/0.1 mL dose for pediatric patients and a 1 mg/0.2 mL dose for adolescent and adult patients. We commercially launched Gvoke HypoPen in July 2020, in the same doses as the Gvoke PFS. Additionally, our Marketing Authorisation Application ("MAA") for our novel ready-to-use, room temperature stable liquid glucagon formulation for the treatment of severe hypoglycemia in people with diabetes is under review by the European Medicines Agency ("EMA"). We are also applying our novel liquid glucagon formulation to the management of hypoglycemia associated with additional conditions with significant unmet medical need. Finally, we are applying our technology platforms to other commercially available drugs to enable more convenient and patient-friendly subcutaneous ("SC") and intramuscular ("IM") routes of administration, including the development of products to address unmet needs in both diabetes and epilepsy. We own the rights to our proprietary formulation technology platforms, Gvoke, and our product candidates domestically and internationally, with 115 patents issued globally, including a composition of matter patent covering our ready-to-use glucagon formulation that expires in 2036.

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

We have funded our operations to date primarily with proceeds from the sale of our preferred and common stock and debt financing. We have received gross proceeds of $226.0 million from public equity offerings of our common stock (including our June 2018 initial public offering ("IPO") and our February 2019, February 2020 and June 2020 offerings), $104.9 million from sales of our preferred stock, $86.3 million from our June 2020 Convertible Notes offering and $60.0 million from the Amended Loan Agreement. In August 2019, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC"), which covers the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, which we refer to as the "Shelf". We simultaneously entered into a Sales Agreement with Jefferies LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $50.0 million of our common stock from time to time in at-the-market offerings under the Shelf. In February 2020, we completed an equity offering and sold 10,299,769 shares of common stock, including 1,299,769 shares pursuant to the underwriters’ option to purchase additional shares of common stock. Net proceeds from the offering were $39.9 million. In June 2020, we completed a public notes offering and sold $86.3 million aggregate principal amount of 5.00% Convertible Senior Notes, including $11.3 million pursuant to the underwriters' option to purchase additional notes which was exercised in full in July 2020. Concurrent with the public notes offering, in June 2020 we completed an equity offering and sold 8,510,000 shares of common stock, including 1,110,000 shares pursuant to the underwriters’ option to purchase additional shares of common stock which was also exercised in full in July 2020. Gross proceeds from the equity offering were $23.1 million. Net proceeds from both June 2020 offerings were $102.8 million. There currently remains $96.1 million available for future offerings under the Shelf. In the third quarter of 2020, $1.1 million in principal amount of Convertible Notes were converted into 367,317 shares of the Company’s common stock at the conversion rate of 326.7974 shares per $1,000 principal amount of Convertible Notes. In October 2020, an additional $7.0 million in principal amount of Convertible Notes were converted into 2,287,575 shares at the same conversion rate. As of October 31, 2020, the outstanding balance of Convertible Notes was $78.1 million.

For the three months ended September 30, 2020 and 2019, we reported net losses of $16.0 million and $32.8 million, respectively. For the nine months ended September 30, 2020 and 2019, we reported net losses of $69.3 million and $92.5 million, respectively. We have not been profitable since inception, and, as of September 30, 2020, our accumulated deficit was $315.5 million. In the near term, we expect to continue to incur significant expenses, operating losses and net losses as we:

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

We have incurred operating losses since inception, and we have an accumulated deficit of $315.5 million at September 30, 2020. Although we believe that our cash, cash equivalents, investments, and expected revenue from sales of Gvoke will enable us to fund our operating and capital expenditure requirements for at least the next 12 months, we cannot predict the impact of the COVID-19 pandemic on our future results of operations and financial condition due to a variety of factors, including the health of our employees, the ability of suppliers to continue to operate and deliver, the ability of Xeris and our customers to maintain operations, continued access to transportation resources, the changing needs and priorities of customers, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. As further detailed in the "Liquidity and Capital Resources" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have relied on equity and debt financing for our funding to date and recently completed concurrent convertible debt and equity offerings under which we raised gross proceeds of $109.4 million. Given the impact of COVID-19 on the U.S. and global financial markets, we may be unable to access further equity or debt financing if and when needed. In addition, in order to conserve cash, we implemented measures to reduce spending, we delayed or suspended projects, and we adopted a deferred compensation plan under which a select group of management and our non-employee directors may defer receiving all or a portion of their cash compensation. Our chief executive officer, Paul Edick, is deferring approximately 85% of his cash compensation for the remainder of 2020 to reduce cash burn, and other members of our executive team and board of directors are also deferring a significant portion of their compensation. In addition, in April 2020, we entered into the U.S. Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) Note (the “Note”) with Silicon Valley Bank (the “Lender”) for a loan in the amount of $5.1 million (the “PPP Loan”), enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) to retain employees, maintain payroll and make lease and utility payments in accordance with the relevant terms and conditions of the CARES Act. In May 2020, we repaid $0.9 million of the PPP Loan, and in June 2020 we repaid the remaining $4.2 million outstanding under the PPP Loan out of proceeds from our concurrent convertible debt and equity offerings.

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

Research and development activities are central to our business model. We expect to continue to incur significant research and development expenses as we continue to plan and conduct clinical trials, prepare regulatory filings for our product candidates, and utilize internal resources to support these efforts. Our research and development costs have declined as compared to previous levels as a result of directing significant funding to our commercial activities, with the approval and launch of our first product, Gvoke, and as we have concluded ongoing clinical programs and not initiated any new studies as we await FDA feedback on further development requirements. We expect to continue to incur research and development expenses as we continue to advance our pipeline candidates.

Our research and development expenses may vary significantly over time due to uncertainties relating to the timing and results of our clinical trials and interactions with the FDA as well as the timing of regulatory approvals.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of compensation and related personnel costs, marketing and selling expenses, professional fees and facility costs not otherwise included in cost of goods sold or research and development expenses. Our selling and marketing costs have increased significantly as we continue our marketing and selling efforts in the United States for Gvoke PFS and the recently (July 2020) launched Gvoke HypoPen. We expect to continue to incur significant marketing and selling expenses in the near term.

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

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	$ Change	2020	2019	$ Change

Net sales	$9,404	$—	$9,404	$13,066	$—	$13,066
Grant and other income	44	313	(269)	197	858	(661)
Cost of goods sold	2,832	—	2,832	5,921	—	5,921
Gross profit	6,616	313	6,303	7,342	858	6,484

Operating expenses:
Research and development	3,876	15,518	(11,642)	15,811	48,018	(32,207)
Selling, general and administrative	16,484	14,877	1,607	55,734	42,419	13,315
Total operating expenses	20,360	30,395	(10,035)	71,545	90,437	(18,892)
Loss from operations	(13,744)	(30,082)	16,338	(64,203)	(89,579)	25,376
Other income (expense):
Interest and other income	232	657	(425)	943	2,173	(1,230)
Interest expense	(2,328)	(3,507)	1,179	(6,069)	(5,632)	(437)
Change in fair value of warrants	(160)	96	(256)	(64)	540	(604)
Total other income (expense)	(2,256)	(2,754)	498	(5,190)	(2,919)	(2,271)
Net loss before benefit from income taxes	(16,000)	(32,836)	16,836	(69,393)	(92,498)	23,105
Benefit from income taxes	—	—	—	110	—	110
Net loss	$(16,000)	$(32,836)	$16,836	$(69,283)	$(92,498)	$23,215

Net Sales

We commercially launched Gvoke PFS and Gvoke HypoPen for the treatment of severe hypoglycemia in people with diabetes in November 2019 and July 2020, respectively. Total net sales of Gvoke were $9.4 million and $13.1 million for the three and nine months ended September 30, 2020, respectively. Net sales represent gross product sales less estimated allowances for patient copay assistance programs, prompt payment discounts, payor rebates, chargebacks, service fees, and product returns, all of which are recorded at the time of sale to pharmaceutical wholesalers. We apply significant judgments and estimates in determining some of these allowances. If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future.

Grant and Other Income

Grant and other income decreased by $0.3 million and $0.7 million for the three and nine months ended September 30, 2020, respectively, when compared to the three and nine months ended September 30, 2019, respectively, primarily due to completion of grant programs and reduction of services performed on third-party technology partner contracts.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2020 was $2.8 million. Cost of goods sold for the nine months ended September 30, 2020 was $5.9 million, which included $1.6 million related to excess and obsolete inventory and under-absorbed overhead costs of $1.4 million. Manufacturing costs for Gvoke incurred prior to approval and initial commercialization were previously expensed as research and development expenses.

Research and Development Expenses

The following table summarizes our research and development expenses by expense category for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	$ Change	2020	2019	$ Change

Clinical and preclinical studies	$145	$5,325	$(5,180)	$3,569	$14,576	$(11,007)
Pharmaceutical process development (1)	1,006	6,098	(5,092)	3,498	23,546	(20,048)
Compensation and related personnel costs (2)	2,422	3,816	(1,394)	7,831	9,122	(1,291)
Stock-based compensation	303	279	24	913	774	139
Total research and development expenses	$3,876	$15,518	$(11,642)	$15,811	$48,018	$(32,207)

(1) Includes CMC (chemistry, manufacturing and controls), product development, and regulatory expenses.
(2) Includes allocated facilities costs.

The following table summarizes our research and development expenses by program for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	$ Change	2020	2019	$ Change

Gvoke	$—	$4,248	$(4,248)	$1,292	$21,198	$(19,906)
Other ready-to-use glucagon programs	196	4,066	(3,870)	1,322	8,706	(7,384)
Additional pipeline programs	53	2,786	(2,733)	2,491	5,429	(2,938)
Overhead (personnel, facilities and other expenses)	3,627	4,418	(791)	10,706	12,685	(1,979)
Total research and development expenses	$3,876	$15,518	$(11,642)	$15,811	$48,018	$(32,207)

Research and development expenses decreased by $11.6 million for the three months ended September 30, 2020 in comparison to the three months ended September 30, 2019. The decrease was primarily driven by decreased expenses associated with our clinical trials of $5.2 million and decreased pharmaceutical process development costs of $5.1 million resulting from expenses incurred in the prior year for the manufacturing of Gvoke prior to commercialization of $2.6 million and a reduction of manufacturing batches and supplies needed for preclinical and clinical trials of $2.5 million. In addition, compensation and related personnel costs decreased by $1.4 million due in part to costs that were allocated to cost of goods sold of $0.7 million beginning in 2020.

Research and development expenses decreased by $32.2 million for the nine months ended September 30, 2020 in comparison to the nine months ended September 30, 2019. The decrease was primarily driven by decreased pharmaceutical process development costs of $20.0 million principally resulting from expenses incurred in the prior year for the manufacturing of Gvoke prior to commercialization of $13.2 million and a reduction of manufacturing batches and supplies needed for preclinical and clinical trials of $6.6 million and decreased expenses associated with our clinical trials of $11.0 million. In addition, compensation and related personnel costs decreased by $1.3 million, due in part to costs that were allocated to cost of goods sold of $2.2 million beginning in 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.6 million for the three months ended September 30, 2020 in comparison to the three months ended September 30, 2019. The increase was primarily driven by an increase in compensation and related personnel costs of $3.4 million due to additional headcount to support commercialization efforts of Gvoke, partially offset by decreases in marketing and selling expenses of $2.3 million due to the costs incurred in the prior year for the initial launch of Gvoke.

Selling, general and administrative expenses increased by $13.3 million for the nine months ended September 30, 2020 in comparison to the nine months ended September 30, 2019. The increase was primarily driven by an increase in compensation and related personnel costs of $10.8 million due to additional headcount to support commercialization efforts of Gvoke, increases in marketing and selling expenses of $1.2 million, and increased general and administrative costs of $1.0 million.

Other Income (Expense)

For the three months ended September 30, 2020, interest and other income decreased by $0.4 million in comparison to the three months ended September 30, 2019, as a result of lower interest rates. For the nine months ended September 30, 2020, interest and other income decreased by $1.2 million in comparison to the nine months ended September 30, 2019, as a result of lower average balances in cash equivalents and investments and lower interest rates.

For the three months ended September 30, 2020, interest expense decreased by $1.2 million in comparison to the three months ended September 30, 2019, primarily due to a loss on extinguishment of debt of $2.3 million in the prior year, partially offset by interest on the Convertible Notes issued in the June 2020 offering of $1.1 million. For the nine months ended September 30, 2020, interest expense increased by $0.4 million in comparison to the nine months ended September 30, 2019, primarily due to increased borrowing levels under the Amended Loan Agreement, interest on the convertible notes issued in the June 2020 offering of $1.1 million and a loss on extinguishment of debt of $0.7 million in the current year, partially offset by a loss on extinguishment of debt of $2.3 million in the prior year.

Liquidity and Capital Resources

Our primary uses of cash are to fund costs related to the manufacturing, marketing and selling of Gvoke, the research and development of our product candidates, general and administrative expenses and working capital requirements. Historically, we have funded our operations primarily through private placements of convertible preferred stock, public equity offerings of common stock, and issuance of debt. In June 2018, we completed our IPO of 6,555,000 shares of our common stock at a price of $15.00 per share for aggregate net proceeds of $88.9 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In February 2019, we completed an equity offering and sold an aggregate of 5,996,775 shares of common stock at a price of $10.00 per share. Net proceeds from this equity offering were $55.5 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In September 2019, we entered into the Loan Agreement that provides for term loans of up to an aggregate of $85.0 million, of which $60.0 million was drawn in September 2019 and of which $20.0 million was repaid in June 2020. We become eligible to draw the second tranche of $15.0 million and the third tranche of $10.0 million if certain revenue targets are achieved prior to March 31, 2021 and June 30, 2021, respectively. In August 2019, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, which we refer to as the "Shelf". We simultaneously entered into a Sales Agreement with Jefferies LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $50.0 million of our common stock from time to time in "at-the-market" offerings under the Shelf. In December 2019, we sold an aggregate of 204,427 shares of common stock in at-the-market offerings under the Shelf for gross proceeds of $1.8 million. In February 2020, we completed an equity offering and sold 10,299,769 shares of common stock. Net proceeds from this equity offering were $39.8 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In June 2020, we completed a public notes offering and sold $86.3 million aggregate principal amount of 5.00% Convertible Senior Notes, including $11.3 million pursuant to the underwriters' option to purchase additional notes which was fully exercised in July 2020. Concurrently with the public notes offering, in June 2020, we completed an equity offering and sold 8,510,000 shares of common stock, including 1,110,000 shares pursuant to the underwriters’ option to purchase additional shares of common stock which was also fully exercised in July 2020. Net proceeds from both June 2020 offerings (including the net proceeds from the exercise of the underwriters' over-allotment options in July 2020) were $102.8 million after deducting underwriting discounts and commissions as well as other offering expenses. In the third quarter of 2020, $1.1 million in principal amount of Convertible Notes were converted into 367,317 shares of the Company’s common stock at the conversion rate of 326.7974 shares per $1,000 principal amount of Convertible Notes. In October 2020, an additional $7.0 million in principal amount of Convertible Notes were converted into 2,287,575 shares at the same conversion rate. As of October 31, 2020, the outstanding balance of Convertible Notes was $78.1 million.

We have incurred operating losses since inception, and we have an accumulated deficit of $315.5 million at September 30, 2020. We believe that our cash and cash equivalents and investments and expected revenue from sales of Gvoke will enable us to fund our operating and capital expenditure requirements for at least the next 12 months. We expect to incur substantial additional expenditures in the near term to support the marketing and selling of Gvoke and our ongoing research and development activities. We expect to continue to incur net losses for at least the next 12 months. Our ability to fund our product development and clinical operations, including completion of future clinical trials, as well as marketing and selling Gvoke and commercialization of our product candidates, if approved, will depend on the amount and timing of cash received from future financings. Our future capital requirements will depend on many factors, including:

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

As we continue the marketing and selling of our first product, Gvoke, we may not generate a sufficient amount of product revenues to fund our cash requirements. Accordingly, we may need to obtain additional financing in the future which may include public or private debt and/or equity financings. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to successfully market and sell Gvoke and our product candidates, if approved. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. The issuance of equity securities may result in dilution to stockholders. If we raise additional funds through the issuance of additional debt, which may have rights, preferences and privileges senior to those of our common stockholders, the terms of the debt could impose significant restrictions on our operations. The failure to raise funds as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. If additional funding is not secured when required, we may need to delay or curtail our operations until such funding is received, which would have a material adverse impact on our business prospects and results of operations.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2020	2019

Net cash used in operating activities	$(69,689)	$(74,774)
Net cash (used in) provided by investing activities	(34,654)	6,658
Net cash provided by financing activities	122,738	78,560

The decrease in cash used in operating activities for the nine-month period ended September 30, 2020, as compared to the nine-month period ended September 30, 2019, was primarily driven by net sales of Gvoke and decreased research and development costs, partially offset by increased marketing, selling and manufacturing costs related to the commercialization of Gvoke. For a discussion regarding the net sales of Gvoke and increases in spending, refer to "Results of Operations" included in this Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

The increase in cash used in investing activities for the nine-month period ended September 30, 2020, as compared to the nine-month period ended September 30, 2019, was primarily due to purchases of short-term investments with a portion of the net proceeds from the June 2020 convertible debt and equity offerings.

The increase in cash provided by financing activities for the nine-month period ended September 30, 2020, as compared to the nine-month period ended September 30, 2019, was primarily due to the net proceeds of $81.2 million from the June 2020 convertible debt offering and the net proceeds of $39.9 million and $21.6 million from the February 2020 and June 2020 equity offerings of our common stock, respectively, partially offset by the $20.0 million paydown of principal on the Loan Agreement in June 2020, as compared to the net proceeds of $55.6 million from the February 2019 public offering of our common stock and net proceeds from the issuance of long-term debt of $22.7 million in September 2019.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Interest Rate Risk

Cash and Cash Equivalents and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash and cash equivalents and investments outstanding at September 30, 2020 would increase or decrease interest income by approximately $1.4 million on an annual basis.

Long-term Debt—Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. Based on our outstanding borrowings pursuant to the Amended Loan Agreement at September 30, 2020, interest is incurred at a floating per annum rate in an amount equal to the sum of 6.25% plus the greater of (a) 2.43% and (b) the thirty-day U.S. Dollar LIBOR rate. A one-percentage point increase in interest rates would have no impact on interest expense on an annual basis as the thirty-day U.S. Dollar LIBOR rate at September 30, 2020 was 0.14%, which including a one-percent point increase would remain below 2.43%. Interest on the Convertible Notes is assessed at a fixed rate of 5.0% annually and therefore does not subject us to interest rate risk.

Foreign Exchange Risk

We contract with contract research organizations outside the United States. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2020, we had immaterial liabilities denominated in the Australian Dollar. Net foreign currency gains and losses did not have a material effect on our results of operations for the nine months ended September 30, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report for the year ended December 31, 2019 and in other documents that we file with the SEC, in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized and described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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
■
We currently rely on third-party suppliers and contract manufacturing organizations for the manufacture of Gvoke as well as to perform third-party logistics functions, including warehousing and distribution of Gvoke. In addition, we rely on third parties to perform quality testing and supply other goods and services to run our business. If any such third party in our supply chain for materials is adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture commercial quantities of Gvoke.

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

■	We have previously and may in the future conduct clinical trials for product candidates in geographies which are affected by the coronavirus pandemic. Potential impacts of the coronavirus pandemic on our various clinical trials may include disruptions or delays in patient enrollment, standard study monitoring practices, sample shipments, data analysis and reporting of results due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations. Other impacts could include quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials. Interruption or delays in the operations of the FDA could also impair our ability to discuss ongoing or future clinical programs. If the coronavirus pandemic continues, other aspects of our clinical trials could be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, and availability of clinical trial materials. It is unknown how long these pauses or disruptions could continue.
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

Risks Related to our Operating History

As a company, we have a limited operating history and limited experience commercializing pharmaceutical products and have incurred significant losses since inception. We expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.

We commercially launched Gvoke PFS in November 2019 and Gvoke HypoPen in July 2020. We are in the early stages of commercializing our first pharmaceutical products and have a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. For the nine months ended September 30, 2020, we generated $13.1 million in revenue from product sales. We have financed our operations primarily through private placements of our preferred stock, borrowings under the Amended Loan Agreement that we entered into with Oxford Finance LLC and Silicon Valley Bank, our initial public offering in June 2018, or our IPO, our public equity offerings in February 2019, February 2020 and June 2020, and our public note offering in June 2020. We have not yet demonstrated an ability to conduct sales and marketing activities necessary for successful product commercialization. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies prior to and at the early stages of commercialization of any product candidates, especially pharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully commercializing pharmaceutical products. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to successfully complete the transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.
We have incurred significant losses in every fiscal year since inception. For the nine months ended September 30, 2020 and 2019, we reported a net loss of $69.3 million and $92.5 million, respectively. In addition, our accumulated deficit as of September 30, 2020 was $315.5 million. Substantially all of our operating losses have resulted from costs incurred in connection with research and development, clinical and regulatory initiatives to obtain approvals for our product candidates and preparation for commercialization of Gvoke and more recently the commercial launch of Gvoke.

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

Although we have begun to generate revenue from Gvoke PFS and Gvoke HypoPen, we have not yet generated revenue from any of our current or future product candidates and may never be profitable.

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

We have incurred and expect to continue to incur significant sales and marketing costs as we commercialize Gvoke. Regardless of these expenditures, Gvoke and our product candidates, if approved, may not be commercially successful. Although we have begun to generate revenue from Gvoke PFS and Gvoke HypoPen, if we are unable to generate sufficient product revenue, we will not become profitable and may be unable to continue operations without continued funding.

Risks Related to Future Financial Condition

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

In addition, we have $40.0 million outstanding under our Amended Loan Agreement as of September 30, 2020. We become eligible to draw additional tranches of $15.0 million and $10.0 million if certain revenue targets are achieved prior to March 31, 2021 and June 30, 2021, respectively.

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

Risks Related to Commercialization and Marketing

Our business depends entirely on the success of our products and product candidates. Even if approved, our product candidates may not be accepted in the marketplace and our business may be materially harmed.

To date, we have expended significant time, resources and effort on the development of our product candidates, and a substantial portion of our resources recently has been and will continue to be focused on launching, marketing and commercializing our first product, Gvoke, in the United States. Our business and future success are substantially dependent on our ability to generate product revenues in the near term and will depend on our ability to successfully commercialize Gvoke. Our product candidates are in earlier stages of development and subject to the risks of failure inherent in developing drug products. Any delay or setback in the regulatory approval, product launch, commercialization or distribution of any of our product candidates will adversely affect our business. We may not be able to successfully launch or commercialize our products or meet our expectations with respect to revenues. We began to commercially launch our first pharmaceutical product, Gvoke PFS, in November 2019, and commercially launched Gvoke HypoPen in July 2020. There is no guarantee that the infrastructure, systems, processes, policies, relationships and materials we have built for the commercialization of Gvoke will be sufficient for us to achieve success at the levels we expect. Further, our products may contain undetected manufacturing defects, including mislabeling, which might require product replacement, re-labeling or product recalls, which could further harm our business.

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

Our company has limited experience marketing and selling drug products and has recently developed our sales organization. If we are unable to establish or do not maintain sufficient marketing, sales and distribution capabilities or enter into agreements with third parties to market, sell and distribute our products on terms acceptable to us, we may not be able to generate product revenues and our business, results of operations, and financial condition will be materially adversely affected.

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

In the event that we are unable to effectively deploy our sales organization or distribution strategy on a timely and efficient basis, if at all, the commercialization of our product candidates could be delayed which would negatively impact our ability to generate product revenues. For example, as a result of the COVID-19 pandemic, we have had to limit in-person interactions and engage with many healthcare professionals remotely, which may be less effective. In addition, due to the prioritization of healthcare resources toward pandemic efforts, even remote interactions may not be possible.

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

Risks Related to Third-Parties' Action on Market Acceptance

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

If any of the above risks materialize and we are unable to satisfy commercial demand for our products in a timely manner, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected, and customers may instead purchase or use our competitors’ products. In addition, we could be forced to secure new materials or develop alternative third-party suppliers, which can be difficult given our product complexity, long development lead-times and global regulatory review processes. Changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. We are also unable to predict how changing global economic conditions or global health concerns such as the COVID-19 pandemic will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition. On March 27, 2020, President Trump signed into law the CARES Act in response to the U.S. COVID-19 pandemic. Throughout the COVID-19 outbreak, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our results could be materially impacted.

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

Our future revenues and profitability will be adversely affected if U.S. and foreign governmental, private third-party insurers and payors and other third-party payors, including Medicare and Medicaid, do not agree to defray or reimburse the cost of our products to the patients. If these entities fail to provide coverage and reimbursement with respect to our products or provide an insufficient level of coverage and reimbursement, our products may be too costly for some patients to afford them and physicians may not prescribe them. In addition, limitations on the amount of reimbursement for our products may also reduce our profitability. In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, actions and proposals to control and reduce healthcare costs. There have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any of our products or product candidates for which we obtain marketing approval. Government and other third-party payors are also challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. CMS altered the reimbursement formula for fiscal years 2018 and 2019, but the court ruled this change was not an “adjustment” that was within the Secretary’s discretion to make. On May 6, 2019, the district court reiterated that the rate reduction exceeded the Secretary’s authority and declared that the rate reduction for 2019 also exceeded the Secretary’s authority and remanded the issue to the U.S. Department of Health and Human Services ("HHS") to devise an appropriate remedy. On July 10, 2019, the district court entered its final judgment and CMS filed an appeal. On July 31, 2020, the United States Court of Appeals for the District of Columbia Circuit ruled that CMS and HHS did not exceed their authority when it instituted the new reimbursement formula and reversed the judgment of the district court. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court). It is unclear how this could affect covered hospitals who might purchase our products in the future and affect the rates we may charge such facilities for our approved products.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA, became law in the United States and is significantly impacting the provision of, and payment for, health care. With regard to pharmaceutical products specifically, the ACA, among other things, expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. Among other things, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. On July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of HHS to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permitting the re-importation of insulin products, and prioritizing finalization of FDA’s December 2019 proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center (“FQHC”) as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. On September 13, 2020, President Trump signed an Executive Order directing HHS to implement a rulemaking plan to test a payment model, pursuant to which Medicare would pay, for certain high-cost prescription drugs and biological products covered by Medicare Part B, no more than the most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita gross domestic product. Although a number of these and other proposed measures will require authorization through additional legislation to become effective, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. On October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, states and Indian tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. It is unclear if, when, and to what extent the Executive Orders may be implemented. The regulatory and market implications of the Executive Orders, final rule and final Guidance are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for any products that we may develop and commercialize and could adversely affect our future revenues and prospects for profitability.

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

Risks Related to Regulatory Approval

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

Since its enactment, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, congressional, and executive challenges. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. The U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly known as the requirement that all individuals maintain health insurance coverage or pay a penalty, referred to as the “individual mandate.” However, as a result of tax reform legislation passed in December 2017, the individual mandate’s penalty was decreased to $0, effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was decreased to $0 as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held the individual mandate is unconstitutional but remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. In March 2020, the U.S. Supreme Court agreed to hear this case, with arguments scheduled to take place on November 10, 2020. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.

Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued they were owed to them. This decision was appealed to the U.S. Supreme Court, which on April 27, 2020, reversed the U.S. Court of Appeals for the Federal Circuit's decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. To date, at least $6 billion has been paid out to health plans and insurers, and follow-up class action and other litigation is pending. It is not clear what effect this result will have on our business, but we will continue to monitor any developments.

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

At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, in 2018, the Trump administration released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced a bill, the Prescription Drug Pricing Reduction Action of 2019, which is intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill was introduced in the House of Representatives on September 19, 2019, House Resolution 3, the Lower Drug Costs Now Act of 2019, which would require HHS to directly negotiate drug prices with manufacturers. On December 12, 2019, the Lower Drug Costs Now Act of 2019 passed the House. It is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Risks Related to Product Development

Our failure to successfully identify, develop and market additional product candidates could impair our ability to grow.

As part of our growth strategy, we intend to identify, develop and market additional product candidates leveraging our formulation technology platforms. We are exploring various therapeutic opportunities for our pipeline programs. We may spend several years completing our development of any particular current or future internal product candidates, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. Our first product, Gvoke, which delivers ready-to-use glucagon via a pre-filled syringe or auto-injector, was approved by the FDA on September 10, 2019 for the treatment of severe hypoglycemia in pediatric (aged two years and above) and adult patients with diabetes. While we have identified several additional potential applications of our ready-to-use glucagon, there is no guarantee that we will be able to utilize our formulation technology platforms to advance additional product candidates.

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

Risks Related to Ongoing Regulatory Obligations

Even after approval of our products and product candidates, we may still face future development and regulatory difficulties. If we fail to comply with continuing U.S. and non-U.S. regulations or new adverse safety data arise, we could lose our marketing approvals and our business would be seriously harmed.

Our approved products and product candidates, if approved, will also be subject to ongoing regulatory requirements for manufacturing, distribution, sale, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. Approved products, third-party suppliers and their facilities are required to comply with extensive FDA requirements and requirements of other similar agencies even after approval, including ensuring that quality control and manufacturing procedures conform to cGMPs and applicable QSRs. As such, we and our third-party suppliers are subject to continual review and periodic inspections, both announced and unannounced, to assess compliance with cGMPs and QSRs. Accordingly, we and our third-party suppliers must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and other similar agencies and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Accordingly, we may not promote our approved products for indications or uses for which they are not approved.

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

Regulatory agencies may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, or DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or any future collaborators, do not market any of our products for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing, government investigations, or litigation. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws. On August 14, 2020, we received an untitled letter from FDA’s Office of Prescription Drug Promotion regarding a promotional television advertisement for Gvoke PFS. The letter raised concerns that the advertisement did not include sufficient risk information, made misleading claims as to the product’s ease of use, and omitted information about the seriousness of the condition for which Gvoke PFS is indicated and the circumstances when it is appropriate to administer Gvoke PFS. The television advertisement cited in the untitled letter was discontinued in March of 2020. We have submitted a response to the FDA regarding our plan to revise the advertisement at issue and are in discussions with the FDA.

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

Risks Related to Industry Competition

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

For example, we have numerous competitors in the severe hypoglycemia market, which currently include Eli Lilly’s BAQSIMI®, an intranasal glucagon dry powder, Eli Lilly's GEK, Novo Nordisk’s GlucaGen HypoKit and Fresenius Kabi's glucagon emergency kit for low blood sugar. Zealand Pharma has submitted a New Drug Application for their dasiglucagon auto-injector HypoPal® which has been accepted by the FDA with a PDUFA target action date of March 27, 2021. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of severe hypoglycemia that compete directly or indirectly with Gvoke. Competitors may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products or product candidates, if approved, could be negatively affected and our results of operations could suffer.

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

Recent federal legislation and actions by federal, state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

We may face competition in the United States for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act, or MMA, contains provisions that call for the promulgation of regulations that expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect, unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of the HHS made such certification to Congress, and on October 1, 2020, FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

Risks Related to our Intellectual Property

Risks Related to Protecting our Intellectual Property

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

Risks Related to Intellectual Property Litigation

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

Risks Related to Intellectual Property Laws

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

Risks Related to Enforcement of Intellectual Property Rights

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

Agreements through which we may license patent rights may not give us sufficient rights to permit us to pursue enforcement of those licensed patents or defense of any claims asserting the invalidity of these patents or the ability to control enforcement or defense of such patent rights in all relevant jurisdictions as requirements may vary.

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

Risks Related to Employee Matters, Managing Growth and Ongoing Operations

Risks Related to Ongoing Operations

If product liability lawsuits are brought against us, our business may be harmed, and we may be required to pay damages that exceed our insurance coverage.

We may face liability claims related to the use or misuse of our products and product candidates. These claims may be expensive to defend and may result in large judgments against us. During the course of treatment, patients using our products and product candidates could suffer adverse medical effects for reasons that may or may not be related to our products and product candidates. We will face even greater risks upon any commercialization by us of our products and product candidates. Any of these events could result in a claim of liability. Any such claims against us, regardless of their merit, could result in significant costs to defend or awards against us that could materially harm our business, financial condition or results of operations. In addition, any such claims against us could result in a distraction to management, decreased demand for our products, an adverse effect on our public reputation, and/or difficulties in commercializing our products. To date, we have not received notice of any product liability claims against us. We maintain total product liability insurance coverage of $15.0 million.

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

We expect to continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, as well as rules implemented by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC and The Nasdaq Global Select Market. These rules and regulations have increased our accounting, legal and financial compliance costs and make some activities more time consuming and costly. In addition, we will continue to incur costs associated with our public company reporting requirements, and we expect those costs may increase in the future. For example, we have devoted and expect to continue to devote significant resources to complete the assessment and documentation of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act, including assessment of the design and effectiveness of our internal controls related to our information systems.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis, and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We could be an “emerging growth company” for up to five years. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management's assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Separately, in response to the COVID-19 pandemic since March 2020, foreign and domestic inspections by FDA have largely been on hold with the FDA announcing plans in July 2020 to resume prioritized domestic inspections. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Employment Matters

Our business could suffer if we lose the services of key members of our senior management, or if we are not able to attract and retain other key employees and consultants.

We are dependent upon the continued services of key members of our executive management and a limited number of key advisors and personnel. In particular, we are highly dependent on the skills and leadership of our executive management team, including Paul Edick, our Chief Executive Officer, Barry Deutsch, our Chief Financial Officer, Steven Prestrelski, our Chief Scientific Officer and Co-Founder, John Shannon, our President and Chief Operating Officer, Ken Johnson, our Senior Vice President, Clinical Development, Regulatory, Quality Assurance and Medical Affairs, and Beth Hecht, our Senior Vice President, General Counsel and Corporate Secretary. The loss of any one of these individuals could disrupt our operations or our strategic plans. Our industry has experienced a high rate of turnover of management personnel in recent years. Any of our personnel may terminate their employment at will. If we lose one or more of our executive officers or other key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully.

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

Risks Related to Managing Growth

We may need to increase the size of our organization, and we may encounter difficulties managing our growth.

As of September 30, 2020, we had 172 employees. As we commercialize Gvoke and development of our product candidates continues to progress, we may need to hire additional employees as required to add depth and specialized expertise to our team. This growth could place a strain on our administrative and operational infrastructure. If the product candidates that we are developing continue to advance in clinical trials, we will need to expand our development, regulatory, manufacturing, quality, compliance, recordkeeping, information technology, training, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to develop additional relationships with various collaborators, CROs, suppliers, manufacturers and other organizations. We may not be able to establish such relationships or may incur significant costs to do so. Our ability to manage our growth will also require us to continue to improve our operational, financial and management controls, reporting systems and procedures, and other compliance programs and processes, which will further increase our operating costs. Failure to manage our growth effectively could cause us to over-invest or under-invest in infrastructure and result in losses or weaknesses in our infrastructure, which could adversely affect us. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to monitor our suppliers carefully for quality assurance, and our business could suffer.

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

Risks Related to Our Common Stock

Risks Related to Investment in Securities

Our stock price has been and will likely continue to be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

The trading price of our common stock historically has been highly volatile and could continue to be subject to large fluctuations in response to the risk factors discussed in this section, and others beyond our control, including:

■	our ability to successfully commercialize Gvoke;
■	regulatory actions with respect to our products and product candidates;
■	regulatory actions with respect to our competitors’ products and product candidates;
■	the success of existing or new competitive products or technologies;
■	results of clinical trials of product candidates of our competitors;
■	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
■	the timing and results of clinical trials of our pipeline product candidates;
■	commencement or termination of collaborations for our development programs;
■	the results of our efforts to develop additional product candidates or products;
■	the level of expenses related to any of our product candidates or clinical development programs;
■	failure or discontinuation of any of our development programs;
■	the pricing and reimbursement of Gvoke as well as any of our product candidates that may be approved;
■	regulatory or legal developments in the United States and other countries;
■	developments or disputes concerning patent applications, issued patents or other proprietary rights;
■	the recruitment or departure of key personnel;
■	actual or anticipated changes in estimates as to financial results or development timelines;
■	announcement or expectation of additional financing efforts;
■	sales of our common stock by us, our insiders or other stockholders;
■	variations in our financial results or those of companies that are perceived to be similar to us;
■	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
■	changes in the structure of healthcare payment systems;
■	market conditions in the pharmaceutical and biotechnology sectors;
■	general economic, industry and market conditions;
■	global health concerns, such as the COVID-19 pandemic; and
■	the other factors described in this “Risk Factors” section.

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

Risks Related to Future Financial Condition

The conversion of any of the Convertible Notes into shares of common stock could have a dilutive effect that could cause our share price to go down.

The Convertible Notes are convertible into shares of common stock at any time at the option of the holder subject to certain conditions. We have reserved a sufficient number of shares of common stock for issuance upon conversion of the Convertible Notes. In the third quarter of 2020, $1.1 million in principal amount of Convertible Notes were converted into 367,317 shares of the Company’s common stock at the conversion rate of 326.7974 shares per $1,000 principal amount of Convertible Notes. In October 2020, an additional $7.0 million in principal amount of Convertible Notes were converted into 2,287,575 shares at the same conversion rate. As of October 31, 2020, the outstanding balance of Convertible Notes was $78.1 million. If any more or all of the Convertible Notes are converted into shares of common stock, our existing shareholders will experience immediate dilution of voting rights and the price of shares of our common stock may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of Convertible Notes may convert their Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The conversion rate for the Convertible Notes will initially be 326.7974 shares of our common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $3.06 per share of common stock, and is subject to adjustment under the terms of the Convertible Notes. In the event of certain circumstances, we will increase the conversion rate, provided that the conversion rate will not exceed 367.6470 shares of our common stock per $1,000 principal amount of Convertible Notes. Because the conversion rates of the Convertible Notes adjust upward upon the occurrence of certain events, our existing shareholders may experience more dilution if any or all of the Convertible Notes are converted into shares of common stock after the adjusted conversion rate became effective.

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

Risks Related to Ownership Generally

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

Risks Related to Tax

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2019, we had federal net operating loss carryforwards of $215.3 million and various state net operating loss carryforwards of $147.5 million. If not utilized, the federal net operating losses generated in taxable years beginning on or before December 31, 2017 will expire at various dates between 2025 and 2037, and these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal net operating losses generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely; however, such net operating losses may only offset up to 80% of taxable income in taxable years beginning after December 31, 2020. As of December 31, 2019, we had $8.3 million and $1.0 million of federal and state income tax credits, respectively, to reduce future tax liabilities. If not utilized, these carryforwards will expire at various dates between 2025 and 2038, and these tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Our existing net operating losses or credits may be subject to limitations arising from previous ownership changes, and if we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our net operating losses or credits could be further limited by Sections 382 and 383 of the Code. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits.

Changes in tax law may adversely affect us or our investors.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. For example, on March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

Risks Related to our Indenture for our Convertible Notes, Charter and Bylaws

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

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of or based on a fiduciary duty owed by any of our directors, officers and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Securities Exchange Act of 1934. In addition, our amended and restated bylaws further provide that the United States District Court for the Northern District of Illinois will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). We have chosen the United States District Court for the Northern District of Illinois as the exclusive forum for Securities Act causes of action because our principal executive offices are located in Chicago, Illinois. Our amended and restated bylaws also provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision.

On December 19, 2018, in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.), the Delaware Court of Chancery issued a decision declaring that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. However, that decision was appealed to the Delaware Supreme Court, and on March 18, 2020, the Delaware Supreme Court reversed the Court of Chancery and ruled that such federal forum selection provisions are “facially valid” under Delaware Law. In light of the Delaware Supreme Court’s ruling, we intend to enforce our Federal Forum Provision designating the Northern District of Illinois as the exclusive forum for Securities Act claims.

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

XERIS PHARMACEUTICALS, INC.
FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

10.1#+†	Amendment to Employment Agreement, by and between the Registrant and John Shannon, dated as of August 18, 2020.

10.2+†	Third Amendment to Amended and Restated Loan and Security Agreement, dated as of August 5, 2020, by and among Oxford Finance LLC, Silicon Valley Bank and the Registrant.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104+	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

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

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Xeris Pharmaceuticals, Inc.

Date: November 9, 2020	/s/ Paul R. Edick
Paul R. Edick
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 9, 2020	/s/ Barry M. Deutsch
Barry M. Deutsch
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)