Form 10-K
period 2020-12-31
XERIS PHARMACEUTICALS INC
filed 2021-03-09
CIK 1346302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☒
	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☒
As of June 30, 2020, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $118.4 million based on the closing sales price as reported on the Nasdaq Exchange.
As of February 28, 2021, 59,764,999 shares, par value $0.0001 per share, of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant's Definitive Proxy Statement to be filed with the Commission in connection with the Registrant's 2021 Annual Meeting of Shareholders. Such Definitive Proxy Statement will be filed not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2020.

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

■
Although we generate revenue from our first products, Gvoke®, which is available in a pre-filled syringe ("Gvoke PFS") and an auto-injector ("Gvoke HypoPen®"), we have not yet generated revenue from any of our current or future product candidates and may never be profitable.

■	We may require additional capital to sustain our business, and this capital may cause dilution to our stockholders and might not be available on terms favorable to us, or at all, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
■
Our business depends entirely on the success of our products and product candidates. Even if approved, our product candidates may not be accepted in the marketplace and our business may be materially harmed.

■	The market opportunity for Gvoke and our product candidates may be smaller than we estimate.
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

■	Delays in conducting clinical trials could result in increased costs to us and delay our ability to obtain regulatory approval for our product candidates.
■	Gvoke and our product candidates may have undesirable side effects which may delay or prevent marketing approval or, if approval is received, require them to include safety warnings, require them to be taken off the market or otherwise limit their sales.
■
We operate in a competitive business environment and, if we are unable to compete successfully against our existing or potential competitors, our sales and operating results may be negatively affected and we may not successfully commercialize our products or product candidates, even if approved.

■
Our success depends on our ability to protect our intellectual property and proprietary technology as well as the ability of our collaborators to protect their intellectual property and proprietary technology.

■	It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.
■	Our stock price has been and will likely continue to be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

XERIS PHARMACEUTICALS, INC.

Index to Annual Report on Form 10-K
Year Ended December 31, 2020

Cautionary Statements for Forward-Looking Information

This Annual Report on Form 10-K contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•the rate and degree of market acceptance and clinical utility of Gvoke;
•the pricing and reimbursement of Gvoke or any of our product candidates, if approved;
•the effect of uncertainties related to the current coronavirus pandemic, or any other health epidemic, on U.S. and global markets, our business, financial condition, operations, third-party suppliers or the global economy as a whole;
•our estimates regarding the market opportunities for Gvoke and our product candidates;
•the commercialization, marketing and manufacturing of Gvoke and our product candidates, if approved;
•our ability to manufacture, or the ability of third parties to deliver, sufficient quantities of components and drug product for commercialization of Gvoke or any of our product candidates, if approved;
•our expectations related to the anticipated launch of our ready-to-use glucagon in certain European countries;
•the rate and degree of market acceptance and clinical utility of any of our product candidates for which we receive marketing approval in the future;
•the initiation, timing, progress and results of our research and development programs and future preclinical and clinical studies;
•our ability to advance any other product candidates into, and successfully complete, clinical studies and obtain regulatory approval for them;
•our ability to identify additional product candidates;
•the implementation of our strategic plans for our business, product candidates and technology;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•our ability to use the proceeds of our public offerings and borrowings in ways that increase the value of your investment;
•our expectations related to the use of proceeds from our public offerings and borrowings and estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•our ability to maintain and establish collaborations;
•our financial performance;
•our ability to effectively manage our anticipated growth;
•developments relating to our competitors and our industry, including the impact of government regulation; and
•other risks and uncertainties, including those listed under the section entitled “Risk Factors” (refer to Part 1, Item 1A, of this Annual Report on Form 10-K).

In some cases, forward-looking statements can be identified by terminology such as "will," "would," “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and terms of similar meaning. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors”. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

PART I

ITEM 1. BUSINESS

Overview
We are a specialty pharmaceutical company delivering innovative solutions to simplify the experience of administering important therapies that people rely on every day around the world. With novel technology platforms, XeriSol™ and XeriJect™, that enable ready-to-use, room-temperature stable formulations of injectable and infusible therapies, we are advancing a portfolio of solutions in various therapeutic categories. Our first product, Gvoke®, delivers ready-to-use glucagon via a pre-filled syringe ("Gvoke PFS") or auto-injector ("Gvoke HypoPen®") for the treatment of severe hypoglycemia, a potentially life-threatening condition, in people with diabetes. Gvoke was approved in September 2019 by the U.S. Food & Drug Administration ("FDA") for the treatment of severe hypoglycemia in pediatric and adult patients with diabetes ages two years and older. We began the field launch of Gvoke PFS and Gvoke HypoPen in January 2020 and July 2020, respectively, and each is available in two doses: a 0.5 mg/0.1 mL dose for pediatric patients and a 1 mg/0.2 mL dose for adolescent and adult patients. On February 11, 2021 the European Commission ("EC") granted a marketing authorization for Ogluo® (glucagon) for the treatment of severe hypoglycemia in adults, adolescents, and children aged two years and over with diabetes mellitus. We currently plan to commercially launch Ogluo in select European countries beginning in the fourth quarter of 2021. We are also continuing to evaluate additional applications of our ready-to-use glucagon formulation to address needs in hypoglycemia and related conditions. In addition, we are applying our technology platforms to other commercially available drugs to enable more convenient and patient-friendly subcutaneous ("SC") and intramuscular ("IM") routes of administration, including the development of products to address unmet needs in both diabetes and epilepsy. We own the rights to our proprietary formulation technology platforms, Gvoke, and our product candidates domestically and internationally, with 117 patents issued globally, including a composition of matter patent covering our ready-to-use glucagon formulation that expires in 2036. Throughout this document, unless otherwise noted, references to Gvoke include Gvoke PFS, Gvoke HypoPen and Ogluo.
Our proprietary XeriSol and XeriJect non-aqueous formulation technologies have the potential to offer distinct advantages over conventional product formulations, including eliminating the need for reconstitution and refrigeration, enabling long-term, room-temperature stability, significantly reducing injection volume, and eliminating the requirement for intravenous ("IV") infusion by enabling patient-convenient SC or IM administration. With our technology, our new product formulations are designed to be easier to use by patients, caregivers, and health practitioners and help reduce costs for payers and the healthcare system. The target molecules are peptides and small molecules for XeriSol and monoclonal antibodies and biologics for XeriJect. The formulations produced using these technologies can be delivered through commercially available syringes, auto-injectors, multi-dose pens and infusion pumps. Current aqueous formulations of certain drugs present numerous challenges for patients and caregivers, including multi-step reconstitution, refrigerated storage, reduced shelf life, large injection volumes, and IV administration over long periods of time. Our formulation technologies have broad applicability across many therapeutic areas, which we believe could provide more opportunities. There is increasing interest in our technology platforms by other drug development companies that seek higher drug concentrations and drug combinations in subcutaneous forms. In addition to use of these technologies for development of our own product candidates, we are currently conducting three technology platform collaboration projects with large pharmaceutical companies. Additional projects are under discussion with both large pharmaceutical and specialized biotech companies.
Our key priority is continuing the successful commercialization of our first product, Gvoke, for the treatment of severe hypoglycemia and increasing the adoption and penetration of emergency glucagon therapy, by offering a glucagon product that better meets the needs of patients and caregivers. Diabetes is a widespread condition that affects an estimated 463 million people worldwide. In the United States, an estimated 34 million children and adults have diabetes, of which 6.8 million are treated with insulin. In the United States, all of the approximately 1.4 million people with Type 1 Diabetes ("T1D") and 5.4 million people with Type 2 Diabetes ("T2D") require insulin therapy to lower their blood glucose levels to achieve normal blood sugar levels and avoid hyperglycemia. Conversely, insulin treatment in people with both T1D and T2D can also lead to hypoglycemia, a deficiency of glucose in the bloodstream, which is more common in people with diabetes who are treated with insulin or substances that promote production of insulin. Hypoglycemia is the primary adverse reaction associated with insulin. However, relative to the number of people on insulin treatment, few prescriptions for glucagon are written. Only approximately 641,000 prescriptions for glucagon are filled annually. In American Diabetes Association's ("ADA") 2021 Standards of Care guidelines, it is recommended that glucagon be prescribed for all individuals at increased risk of Level 2 or Level 3 hypoglycemia so that it is available should it be needed. Level 2 hypoglycemia is defined as blood glucose <54 mg/dl. Level 3 is defined as a severe event characterized by altered mental and/or physical functioning that requires assistance from another person for recovery.
The current standard of care for severe hypoglycemia in the ambulatory setting is the emergency administration of glucagon, a hormone that raises the concentration of glucose in the bloodstream. Traditional glucagon kits consist of a glucagon powder that must be reconstituted with a liquid diluent and drawn into a syringe using a multi-step procedure that can be difficult to successfully administer, particularly in an emergency. In published comparative human factors studies with traditional glucagon kits, only 6% to 31% of users were able to successfully administer the full dose of glucagon. In other words, in these studies, test subjects failed to deliver the full dose of glucagon 69% to 94% of the time. The under use or unsuccessful use of these traditional glucagon kits leaves people at risk of experiencing prolonged severe hypoglycemic events, which, if left untreated, can lead to serious health consequences and death. Due to the limitations of traditional glucagon kits and other factors, only approximately 465,000 total prescriptions for traditional glucagon kits were written in 2020 in the United States. Annually, hypoglycemic and severe hypoglycemic events in the United States result in approximately $1.8 billion in costs related to emergency, inpatient and ambulatory care.
Our ready-to-use Gvoke does not require reconstitution or refrigeration and is stable at room temperature for two years. Gvoke is available in either a pre-filled syringe or an auto-injector with no visible needle. In our human factors studies, 99% of users were able to successfully administer the full dose with our ready-to-use Gvoke. In addition to Gvoke, Eli Lilly's Baqsimi®, a nasally administered glucagon powder, was approved by the FDA and launched in 2019. These two new, ready-to-use products, Gvoke and Baqsimi, together represented approximately 35% of the total emergency glucagon units dispensed in the year ended 2020.
Our commercial strategy is to drive awareness with clinicians by targeting high prescribers of mealtime insulin and glucagon to activate demand through targeted direct-to-patient promotion and patient advocacy groups. Our market access team has secured broad unrestricted access to Gvoke across all payor types. The combination of our promotional efforts in this category and Eli Lilly’s in support of its Baqsimi are driving a significant increase in prescription activity for glucagon in general. In fact, since the field launch of Gvoke PFS in January 2020, total glucagon prescriptions across all types and formulations were higher by 13.1% compared to 2019. According to IQVIA, total prescriptions written in 2020 for Baqsimi and Gvoke were approximately 137,900 and 38,800, respectively. Total units reported in 2020 were approximately 941,000, representing total U.S. sales of $264 million. These include 616,000 traditional glucagon kits, 251,000 units of Baqsimi, and 74,000 Gvoke units (as adjusted for a consistent unit of measure). We believe that increasing penetration, including by new entrants such as Gvoke that address unmet patient and caregiver needs, may result in a potential market opportunity of up to $3.8 billion.
Outside the United States, we estimate there are an additional 3.5 million people with diabetes in Europe and an additional 12.5 million people with diabetes in Japan and China that are clinically appropriate for emergency glucagon treatment. On February 11, 2021 the EC granted a marketing authorization for Ogluo for the treatment of severe hypoglycemia in adults, adolescents, and children aged two years and over with diabetes mellitus. The EC decision follows the positive opinion received from the Committee for Medicinal Products for Human Use ("CHMP") of the European Medicines Agency ("EMA") in December 2020. We currently plan to commercially launch Ogluo in select European countries beginning in the fourth quarter of 2021. In addition, we expect Gvoke to be available in Israel and the Palestinian Authority in 2022 through our distribution agreement with Megapharm Ltd. We plan to pursue development and commercialization collaborations for most, if not all, of the non-U.S. markets we seek to enter.
We are also applying our glucagon formulation to other hypoglycemic conditions with significant unmet medical need. In 2020, the following development programs produced positive clinical trial results:

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
We plan to advance at least one of these programs forward. By applying our ready-to-use glucagon to treat multiple conditions, we expect to leverage operating efficiencies across our supply chain, research and development, and commercial and medical organizations.
We are also applying our technology platforms to develop additional product candidates, such as a fixed ratio co-formulation of pramlintide and insulin ("Pram-Insulin") for the management of diabetes and a ready-to-use, liquid-stable diazepam delivered via an injectable rescue pen for the emergency treatment of epileptic seizures. Additionally, we believe we have the potential to advance a number of programs in other indications based on the promising data we have seen from formulations in our laboratory as well as from an early clinical trial. We also believe that our strong product candidate portfolio, complemented by external expansion opportunities, will support our vision to effectively and efficiently meet the needs of our target markets. Both the Pram-Insulin and diazepam programs produced positive clinical trial results in 2020, and in October 2020 we were granted Fast Track designation by the FDA for our diazepam formulation. We have identified these two programs as candidates for out-licensing.
The nature of our product candidates and target conditions provides us with a potentially faster and capital-efficient development and regulatory pathway to approval. The FDA has granted orphan drug status to several indications for our product candidates, including our ready-to-use glucagon for PBH and Congenital Hyperinsulinism ("CHI") and our ready-to-use, liquid-stable formulation of diazepam for the treatment of Dravet syndrome and acute repetitive seizures ("ARS") in patients with epilepsy. Additionally, we have received orphan drug designation from the EMA for CHI Noninsulinoma Pancreatogenous Hypoglycemia Syndrome ("NIPHS"), which includes patients with PBH.
In the United States, this designation provides us with research and development tax credits and exemption from FDA user fees, as well as seven years of orphan drug exclusivity upon product approval. In the European Union ("EU"), this designation provides us with ten years of market exclusivity upon product approval and a single MAA application to the EMA through centralized review and the potential for reduced regulatory review fees. In addition, because certain conditions that we intend to target are rare conditions, we believe our clinical trials may be of smaller size than studies for conditions that are not rare conditions. Furthermore, because the product candidates developed using our technology platforms are designed to be reformulations of currently approved products, in the United States, for most of our products, we expect to utilize the FDA’s pathway under Section 505(b)(2) of the U.S. Federal Food, Drug and Cosmetic Act ("FDCA") which permits submissions to rely, in part, on the safety and effectiveness of a previously approved product, which may potentially result in a more expeditious pathway to FDA approval.
Our management team includes veterans in drug development, discovery and commercialization, with executive experience in leading global pharmaceutical and healthcare companies, including Durata Therapeutics, Baxter Healthcare, Merck, Searle, Takeda, Warner Chilcott, MedPointe Healthcare, Amgen, Amylin Pharmaceuticals, PowderJect Technologies and Alpharma.

Our Pipeline
The following table summarizes key information about our internal products and product candidates and anticipated milestones.

Product Candidate	Indication/ Therapeutic area	Development Stage				
			Preclinical	Phase 1	Phase 2	Phase 3	Marketed
XeriSol Glucagon Applications	Gvoke® (US)	Severe Hypoglycemia					
	Ogluo® (EU)	Severe Hypoglycemia	*Launch Q4 '21*				
	Self-Administered Glucagon for Prevention	Post-Bariatric Hypoglycemia†					
	Self-Administered Glucagon for Prevention	Exercise-Induced Hypoglycemia					
	XP-9164	Gastroenterology					
Other Ready-to-Use Applications	XP-8121	Endocrinology					
	Pramlintide-Insulin	T1D/T2D Blood Sugar Control	*Out-license candidate*				
	Diazepam	Dravet Syndrome† Acute Repetitive Seizures**†	*Out-license candidate*

† Orphan Drug Designation
** Fast Track Designation

Our Strategy
Our strategy is to utilize our proprietary non-aqueous formulation technology platforms to convert marketed and development-stage products that have poor solubility and stability into ready-to-use, user-friendly injectable and infusible drugs for multiple therapeutic areas and conditions, including hypoglycemia, diabetes, epilepsy, gastroenterology and endocrinology. We also seek to apply our formulation technology platforms to enhance the formulations of proprietary products and candidates of other pharmaceutical and biotechnology companies. The key elements of our strategy include:

■
Maximize the commercial potential of Gvoke. We began the field launch of Gvoke PFS and Gvoke HypoPen in the United States in January 2020 and July 2020, respectively. We are targeting healthcare professionals who are high prescribers of glucagon and/or mealtime insulin products, using both field and inside sales teams, engaging with professional associations, and activating demand through targeted direct-to-patient promotion and patient advocacy groups.

■
Launch our ready-to-use liquid stable glucagon in Europe. On February 11, 2021 the EC granted a marketing authorization for Ogluo for the treatment of severe hypoglycemia in adults, adolescents, and children aged two years and over with diabetes mellitus. The EC decision follows the positive opinion received from the CHMP of the EMA in December 2020. We currently plan to commercially launch our liquid glucagon formulation as Ogluo in select European countries beginning in the fourth quarter of 2021. In addition, we expect Gvoke to be available in Israel and the Palestinian Authority in 2022 through our distribution agreement with Megapharm Ltd. We plan to pursue development and commercialization collaborations for most, if not all, of the non-U.S. markets we seek to enter.

■
Continue to advance our ready-to-use glucagon portfolio to address hypoglycemia associated with other conditions. We are applying our ready-to-use, room-temperature stable liquid glucagon formulation to other hypoglycemic conditions for non-rescue indications, such as PBH and EIH. The product presentation for these two indications is a vial of our liquid glucagon for self-administration via a syringe or transfer to a pump reservoir for continuous infusion. Additionally, we have completed preclinical studies for a gastroenterology indication. We plan to leverage efficiencies across our portfolio, such as our supply chain, research and development, and our commercial and medical organizations, and to use commercially available drug delivery devices for our liquid glucagon formulation programs.

■
Continue to leverage our technology and expertise to develop a portfolio of non-glucagon product candidates. We are also applying our formulation technology platforms to other commercially available drugs for multiple conditions. We completed a Phase 2 clinical trial of our fixed-ratio pramlintide-insulin co-formulation combination product for the treatment of diabetes, from which we announced positive topline results. In addition, we are developing an improved formulation of diazepam to be administered through a ready-to-use injectable rescue pen for which we are evaluating indications such as the treatment of patients with Dravet syndrome and ARS. In 2019, we completed a clinical study evaluating the preclinical pharmacokinetic ("PK") and pharmacodynamics ("PD") of our ready-to-use, room-temperature stable liquid diazepam formulation in normal volunteers and announced positive results. Based on these results, we initiated and completed an additional Phase 1b weight-based study, in which we announced positive topline results in July 2020. In October 2020, we were granted Fast Track designation by the FDA for our novel formulation of diazepam, which could advance directly into a Phase 3 registration study in both pediatric and adult patients with epilepsy. Finally, we have completed preclinical development for an additional product candidate in endocrinology.

■
Collaborate with pharmaceutical and biotechnology companies to apply our technology platforms to enhance the formulations of their proprietary products and candidates. We are pursuing formulation and development partnerships to apply our XeriSol and XeriJect technology platforms to enhance the formulation, delivery and clinical profile of other companies’ proprietary drugs and biologics. We currently are working with some major pharmaceutical companies on feasibility programs to evaluate the formulation of their proprietary therapeutics with XeriSol or XeriJect. We plan to continue to explore the application of our formulation technology platforms to proprietary drugs and biologics from additional pharmaceutical and biotechnology companies. Our strategic goal is to enter into broader development agreements with these partners upon successful completion of the feasibility programs. Such agreements may provide the potential for milestone payments and royalty streams.

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
Our XeriJect formulation platform is best suited for drugs and biologics consisting of large molecules, such as proteins, monoclonal antibodies and vaccines. XeriSol is best suited for peptides and small molecules that currently encounter formulation challenges. With XeriJect, we routinely formulate suspensions with a protein concentration in excess of 400 mg/mL, far exceeding current aqueous formulation systems with maximum achievable protein concentrations of 50-250 mg/mL. These biocompatible non-aqueous, injectable solutions or suspensions formulated using our technology platforms can then be packaged for administration in a commercially available auto-injector, pre-filled syringe, vial, multi-dose pen or infusion pump.
Ready-to-Use Glucagon
Our novel, room-temperature stable liquid glucagon formulation represents a significant advancement over freeze-dried, or lyophilized, glucagon, enabling a ready-to-use solution that can be quickly and easily injected or infused subcutaneously. This formulation is designed to provide the flexibility to dose different volumes of liquid glucagon using a range of delivery devices to suit the needs of people with hypoglycemic conditions. We believe our ready-to-use glucagon has the potential to change the paradigm for the treatment of hypoglycemic conditions and improve the lives of people who experience hypoglycemia.
Our Products
Gvoke
Gvoke offers ready-to-use, room-temperature stable glucagon that is designed to be administered subcutaneously in a simple two-step process via a commercially available pre-filled syringe or auto-injector. In our human factors studies, 99% of users were able to successfully administer the full dose with either Gvoke PFS or Gvoke HypoPen. Conversely, in published human factors studies of traditional emergency liquid glucagon kits, only 6% to 31% of users were able to successfully administer the full dose. We believe we can establish Gvoke as the preferred emergency glucagon product and drive greater adoption and penetration of emergency glucagon therapy for patients and caregivers. Gvoke was approved in September 2019 by the FDA for the treatment of severe hypoglycemia, a potentially life-threatening condition, in pediatric and adult patients with diabetes ages two years and older. We began the field launch of Gvoke PFS and Gvoke HypoPen in January 2020 and July 2020, respectively. Both presentations are available in two doses: a 0.5 mg/0.1 mL dose for pediatric patients and a 1 mg/0.2 mL dose for adolescent and adult patients.
On February 11, 2021 the EC granted a marketing authorization for Ogluo for the treatment of severe hypoglycemia in adults, adolescents, and children aged two years and over with diabetes mellitus. The EC decision follows the positive opinion received from the CHMP of the EMA in December 2020. We currently plan to commercially launch Ogluo in select European countries beginning in the fourth quarter of 2021. We plan to pursue development and commercialization collaborations for most, if not all, of the non-U.S. markets we seek to enter.
Hypoglycemia Background
Diabetes is a widespread condition that affects an estimated 463 million people worldwide with an estimated 22 million drug-treated people in the United States. Among people with diabetes in the United States, all of the approximately 1.4 million people with T1D and 5.4 million people with T2D require insulin therapy to lower their blood glucose levels to achieve normal blood sugar levels and avoid hyperglycemia. Conversely, insulin treatment in people with diabetes can also lead to hypoglycemia, a deficiency of glucose in the bloodstream, which is more common in people with diabetes who are treated with insulin or substances that promote production of insulin. Hypoglycemia is the primary adverse reaction associated with insulin.

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
The ADA recommends that glucagon be prescribed for all individuals at increased risk of Level 2 or Level 3 hypoglycemia so that it is available should it be needed. Glucagon works to raise the glucose levels in a person’s blood by inducing the liver to convert glycogen, a type of stored sugar in the body, into glucose.
While patients can take preventive measures, hypoglycemic events still occur. On average, people with T1D experience an episode of mild or moderate hypoglycemia twice per week and 30% to 40% of people with T1D experience one to three episodes of severe hypoglycemia per year. On average, half of people with T2D treated with insulin experience an episode of mild or moderate hypoglycemia and 20% experience at least one severe episode a year.

Risks associated with severe hypoglycemia are greater than other highly treated medical conditions in the U.S., as summarized in the figure below:
1.Wood, et al, Anaphylaxis in America: The prevalence and characteristics of anaphylaxis in the United States. Journal of Allergy and Clinical Immunology. February, 2014.
2.“Clinically appropriate patient population” in the allergy market is based on those patients who were deemed to have a very likely history of anaphylaxis. This definition required involvement of at least 2 organ systems, including respiratory systems, cardiovascular systems, or both, as well as seeking treatment in the emergency department and feeling their life was in danger.
3.Based on 2018 CDC Recommended Immunizations for Children 7-18 Years Old (https://www.cdc.gov/vaccines/schedules/downloads/teen/parent-version-schedule-7-18yrs.pdf) and the CDC National Vital Statistics Report, Births: Final Data for 2016 (https://www.cdc.gov/nchs/data/nvsr/nvsr67/nvsr67_01.pdf).
4.Takhar, et al, U.S. emergency department visits for meningitis, 1993-2008, June 2012.
5.Motosue, et al, Increasing Emergency Department Visits for Anaphylaxis 2005-2014, Journal of Allergy and Clinical Immunology. January-February, 2017, Volume 5, Issue 1, Pages 171–175.e3, 2017.
6.Centers for Disease Control and Prevention (CDC), National Diabetes Statistics Report, 2017 Estimates of Diabetes and Its Burden in the United States.
7.AHRQ, Healthcare Cost and Utilization Project, July 2008 (https://www.hcup-us.ahrq.gov/reports/statbriefs/sb57.pdf).
8.Ma et al., The Journal of Allergy & Clinical Immunology (JACI), April 2014 Volume 133, Issue 4, Pages 1075–1083, and the United States Census Bureau, World Bank (2016).
9.T1D - Singh et al., ADA 2013 (279-OR); T2D - Singh et al., EASD 2012 (#628).
10.CDC, Active Bacterial Core surveillance (ABCs), Estimated number of cases and deaths of invasive Neisseria meningitides infections in the United States, 2015 (https://wwwn.cdc.gov/BactFacts/index.html).
11.M Tejedor-Alonso, et al., Epidemiology of Anaphylaxis: Contributions From the Last 10 Years. J Investig Allergol Clin Immunol 2015; Vol. 25(3): 163-175.
12.Lee, et al. The Association of Severe Hypoglycemia With Incident Cardiovascular Events and Mortality in Adults With Type 2 Diabetes. Diabetes Care 2018;41:104–111 10. Datamonitor, Epidemiology: Type 1 and Type 2 Diabetes Forecast 2015-2035.
13.Datamonitor, Epidemiology: Type 1 and Type 2 Diabetes Forecast 2015-2035.

Limitations of Existing Emergency Liquid Glucagon Kits
Because of the urgent nature of severe hypoglycemia, the majority of severe hypoglycemic events are treated on an emergency basis, outside of a healthcare facility. Prior to the FDA's approval of Gvoke in September 2019 and Eli Lilly's Baqsimi in July 2019, a nasally administered glucagon powder, there were only two emergency glucagon products available to treat severe hypoglycemia: Eli Lilly’s Glucagon Emergency Kit ("GEK") and Novo Nordisk’s GlucaGen® HypoKit®. Each of these products is sold as a vial of lyophilized glucagon powder with an exposed needle/syringe that contains a liquid diluent. The glucagon powder must be combined with the liquid diluent at the time of use and drawn into a syringe in accordance with a complex multi-step reconstitution and dose calibration procedure. Long-term storage of the combined solution is impractical because once the lyophilized glucagon is combined with water, the solution becomes unstable and can fibrillate, rendering it inactive and potentially toxic. The multi-step reconstitution and dose calibration procedure required for traditional glucagon kits can be intimidating, particularly in an emergency situation, for likely glucagon kit users, a group that includes caregivers, co-workers, friends, teachers or other bystanders.
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
Of the units of glucagon rescue products dispensed in the U.S. in 2020, Eli Lilly's GEK and Baqsimi represented approximately 50% and 27%, respectively, Novo Nordisk's GlucaGen HypoKit represented approximately 14%, Gvoke represented approximately 8% and Fresenius Kabi's Glucagon Emergency Kit represented approximately 1%.
Xeris Gvoke Key Features and Benefits
Leveraging our patented XeriSol technology, we believe Gvoke offers an important advancement in the treatment of severe hypoglycemia. Gvoke is the first ready-to-use, room-temperature stable liquid glucagon product approved that can be administered via a pre-filled syringe (Gvoke PFS) or auto-injector (Gvoke HypoPen). Gvoke PFS and Gvoke HypoPen are currently available in two doses: a 0.5 mg/0.1 mL dose for pediatric patients and a 1 mg/0.2 mL dose for adolescent and adult patients. These innovative formats are designed to provide the reliability of a ready-to-use liquid glucagon while allowing patients or caregivers to administer it quickly and simply.
The key features of Gvoke PFS and Gvoke HypoPen are:

■
Ready-to-use: With its two-step administration process, the user of Gvoke HypoPen, pulls off the cap and pushes down on the skin for five seconds until the viewing window turns red, or with Gvoke PFS, pulls off the cap, inserts the needle at a 90-degree angle and pushes the plunger down as far as it will go. There is no reconstitution required at the time of emergency.

■	Reliable administration: In our human factors studies, 99% of users were able to successfully administer the full dose.
■	No dose calibration required: Gvoke is offered in two pre-measured doses: 0.5 mg/0.1 mL dose for pediatric patients and 1 mg/0.2 mL dose for adolescent and adult patients.
■	Two-year room-temperature stability: No refrigeration is required at any time.

In addition, key features specific to the Gvoke HypoPen are:

■	No visible needle: The needle in the Gvoke HypoPen is not visible to the user.
■	Auto-retraction: The needle auto-retracts after administration for safety.
■	Auto-locks: The device auto-locks after use for safety.

In contrast to traditional glucagon kits, Gvoke features the following benefits:

1. Biodel (Diabetes Tech Meeting, October 2015) – GEM; Locemia/Lilly (EASD 2015 Poster) – Intranasal; and Xeris Comparative Human Factors (ATTD Meeting, February 2016); 2. Brett Newswanger, Steven Prestrelski & Anthony D. Andre (2019) Human factors studies of a prefilled syringe with stable liquid glucagon in a simulated severe hypoglycemia rescue situation, Expert Opinion on Drug Delivery, 16:9, 1015-1025, DOI: 10.1080/17425247.2019.1653278; 3. Valentine V, Newswanger B, Prestrelski S, Andre AD, Garibaldi M. Human factors usability and validation studies of a glucagon autoinjector in a simulated severe hypoglycemia rescue situation. Diabetes Technol Ther. 2019;21(9):522-530.
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
There are approximately 22 million drug-treated people with diabetes in the United States, and the compound annual growth rate in incidence of diagnosed and treated people with diabetes is approximately 4% per year. An additional 88 million people in the United States are pre-diabetic and may progress to T2D. The ADA recommends that glucagon be prescribed for all individuals at increased risk of Level 2 or Level 3 hypoglycemia so that it is available should it be needed. Based on our Healthcare Professional Perceptions Study, we believe all people on insulin are considered clinically appropriate for glucagon. In the United States, there is an estimated 1.4 million people with T1D who are treated with insulin because their bodies do not naturally produce insulin and approximately 5.4 million additional people with T2D who are treated with insulin because their bodies do not use insulin properly. In the aggregate, we estimate that the potential target population for emergency glucagon therapy totals approximately 6.8 million people in the United States. We believe every person who is on insulin therapy should have ready-to-use glucagon available for a potential severe hypoglycemic episode. With such an expansion in glucagon prescriptions, and also by increasing penetration into the market for emergency glucagon kits, the U.S. potential market opportunity may be up to $3.8 billion.

Despite the risk of experiencing a severe hypoglycemic event, we believe that emergency glucagon therapy is under-appreciated, under-evaluated and under-taught, resulting in a market that is underpenetrated. According to a 2015 study published in the journal Endocrine Practice, approximately 50% of people with T1D and approximately 3% of people with T2D with a new insulin prescription had a filled glucagon prescription. We believe that the drawbacks of traditional kits and the lack of conversations regarding glucagon limit their adoption. Two of the top reasons given by people with diabetes for non-renewal of glucagon prescriptions were that they were not confident that a caregiver or other person would be able to correctly administer the kit, and their healthcare professional did not discuss the need for a new one with them. In the United States, approximately 465,000 total prescriptions for emergency glucagon kits were written in 2020 in the United States, resulting in the purchase of approximately 616,000 single-dose kits. In 2020, a total of 941,000 units of emergency glucagon products were dispensed in the U.S., representing total sales of approximately $264 million.
In our Healthcare Professional Perceptions Study, results indicated that glucagon would be prescribed to more people across all clinically appropriate patient segments if our Gvoke HypoPen were available. Similarly, in our Caregiver and Patient Perceptions Study, almost two-thirds of people with T1D and T2D who use insulin said they would proactively ask for a prescription for Gvoke HypoPen if available. Importantly, over half of those same people did not currently have a filled glucagon prescription. During an emergency hypoglycemic event, these individuals would often be required to seek treatment through ambulance calls, hospital admissions or office visits. We believe that these studies show that more people would want to have emergency glucagon on-hand if there was a product that better met their needs. We believe this represents an opportunity for Gvoke to shift the site of care from the emergency room or hospital to less costly settings such as the home.
Outside the United States, we estimate that an additional 3.5 million people with diabetes in Europe and an additional 12.5 million people with diabetes in Japan and China are clinically appropriate for glucagon treatment. However, in 2018, only approximately 733,000 emergency glucagon products were sold in the United Kingdom, Germany, France, Italy and Spain combined, and only approximately 4,000 were sold in Japan and China combined, which we believe indicates that the market for emergency glucagon products is significantly underpenetrated in those regions.
Commercial Strategy
Our commercial strategy is to increase the number of people on insulin therapy who have emergency glucagon products available. Our sales force is focused on driving awareness and adoption of Gvoke by healthcare professionals.
We began the field launch of Gvoke PFS in January 2020 and Gvoke HypoPen in July 2020. Our strategy for Gvoke includes the following:

■	Drive awareness, adoption and utilization of Gvoke. We plan to drive awareness and adoption of Gvoke to expand glucagon adoption.
o
Healthcare Professionals: We are targeting certified diabetes care and education specialists and high insulin and glucagon prescribing healthcare professionals. We are reaching these professionals using our field and inside sales teams.

o
Patients and Caregivers: We are activating patients through patient advocacy organizations and leveraging channels such as direct-to-consumer advertising, patient influencer content, digital presence, traditional off-line channels, social media and press coverage to drive awareness and communicate our value proposition to patients and caregivers.

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

o
Healthcare Professionals: In addition to certified diabetes care and education specialists and high insulin and glucagon prescribing healthcare professionals, we are targeting healthcare professionals who are high mealtime insulin prescribers but who are not high prescribers of glucagon. We are reaching these professionals using our field and inside sales teams.

o
Patients and Caregivers: We believe there are opportunities to activate patient and caregiver demand for Gvoke. Gvoke is designed as a ready-to-use solution for a segment of patients and caregivers who currently lack the confidence in administering traditional emergency glucagon kits and would rather rely on emergency responders for treatment.

■
Promote access. Approximately 80% of all patients currently have unrestricted access to Gvoke. Of our target patient population, approximately 60% are commercially insured, approximately 20% are covered by Medicare and approximately 20% are covered by Medicaid and other government programs. We plan to continue our focus on promoting access to Gvoke. We have engaged with payors to more fully understand their drivers and barriers and convey the health and pharmacoeconomic value of Gvoke.

■
Impact of COVID-19 pandemic. We believe that customer demand has been adversely impacted by the COVID-19 pandemic. Initially, we suspended in-person interactions by our sales and marketing personnel in healthcare settings. We are engaging with these customers remotely, via webinar programs and virtual meetings, as we seek to continue to support healthcare professionals and patient care. As parts of the United States reopened, some of our sales and marketing personnel began to reengage with a limited number of in-person interactions. However, with the resurgence of COVID-19 in many areas, our ability to connect with our customers in person became much more limited and we are currently back to almost exclusively remote interactions. In addition, several conferences and other programs at which we intended to market Gvoke have been postponed, canceled and/or transitioned to virtual meetings. Remote interactions may be less effective than in-person interactions. We have also revised our patient copay assistance program to offer a copay card with a buy-down to $0 for commercially eligible patients in response to the COVID-19 pandemic.

We have established a distribution channel in the United States for the commercialization of Gvoke, which is currently being sold primarily to wholesale pharmaceutical distributors, who, in turn, sell Gvoke to pharmacies and other customers. We use a third-party logistics provider for key services related to logistics, warehousing and inventory management, distribution, contract administration, order management and chargeback processing and accounts receivable management. Outside the United States, we plan to collaborate with local companies.
Our Product Candidates
Ready-to-Use Glucagon for Other Hypoglycemia Conditions
We are applying our ready-to-use liquid-stable glucagon formulation to treat other hypoglycemic conditions with significant unmet medical need. In particular, our formulation may be applied to conditions requiring continuous doses or smaller "mini-doses" of glucagon over a longer administration period. We intend to leverage work across our programs to substantially reduce development costs for each indication and enable expanded uses for our ready-to-use glucagon to follow Gvoke. Development aspects that can be leveraged include:

■	Chemistry, manufacturing and controls ("CMC")
■	Nonclinical toxicology program
■	Clinical supplies manufacturing

For other hypoglycemic conditions, we intend to leverage our completed preclinical studies across our glucagon portfolio, which demonstrated the safety of the ready-to-use glucagon and supported further clinical development. We have been awarded a $1.0 million grant from the Leona M. and Harry B. Helmsley Charitable Trust for preclinical studies of glucagon product candidates for sub-chronic/chronic conditions.
For commercialization of ready-to-use glucagon for certain other hypoglycemic conditions, we expect to target endocrinologists, diabetologists and primary care providers that are currently prescribing glucagon and rapid acting insulin. Many of these physicians, particularly endocrinologists, are also currently treating PBH patients and we believe there is significant overlap between these physicians and those who would prescribe ready-to-use glucagon for diabetes.
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

One challenging and sometimes severe complication of bariatric surgery is hyperinsulinemic hypoglycemia. Hyperinsulinemic hypoglycemia, and more specifically PBH, is most commonly associated with Roux-en-Y gastric bypass ("RYGB"), a procedure in which the small intestine is re-routed to a small resected stomach pouch. However, PBH also has been observed following sleeve gastrectomy, a procedure that reduces the size of the stomach. In the U.S., approximately 17% of bariatric procedures performed are RYGB, while approximately 61% are sleeve gastrectomy. PBH is defined as documented plasma glucose levels below 70 mg/dL in conjunction with hypoglycemic symptoms and the relief of such symptoms with the normalization of glucose levels. Symptoms include palpitations, lightheadedness and sweating. A subset of post-bariatric surgery patients develops very severe hypoglycemia involving a shortage of glucose in the brain, known as neuroglycopenic symptoms, typically occurring one to three years following bariatric surgery and associated with confusion, decreased attentiveness, seizure and loss of consciousness. For these patients, quality of life can be severely affected as many cannot care for themselves or even be left alone and may ultimately lose their employment due to this disability.
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
Primary market research has shown endocrinologists are comfortable with glucagon’s mechanism of action and current safety profile and view ready-to-use glucagon as a welcome treatment option for PBH patients. Physicians surveyed reported ready-to-use glucagon utilization of 35% to 59% if the product can prevent half of severe hypoglycemic events in PBH patients.
As there are currently no therapeutic options indicated for treatment of PBH and the condition has been designated a rare disease, we believe that payors will include our ready-to-use glucagon on their formularies, if approved. We intend to conduct additional payor research as product development progresses.
Clinical Experience in PBH
We have completed a proof-of-concept clinical trial and a randomized controlled Phase 2 clinical trial for our ready-to-use glucagon for the treatment of PBH. A new IND application for self-administration of our ready-to-use glucagon with a vial/syringe went into effect on October 19, 2018. This IND authorized us to initiate an additional Phase 2 trial evaluating our ready-to-use, room-temperature stable liquid glucagon formulation for patients who experience hyperinsulinemic hypoglycemia after bariatric surgery. We received positive top-line results from the in-clinic and outpatient phases of this Phase 2 clinical trial.

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

XSGO-PB02: Closed-Loop Glucagon Pump for Treatment of Post-Bariatric Hypoglycemia
Following the positive proof-of-concept outcome of XSGO-PB01, in the fourth quarter of 2017, we initiated a randomized, placebo-controlled, double-blind Phase 2 clinical trial to assess the efficacy of ready-to-use glucagon to prevent and treat hypoglycemia occurring in patients with PBH in response to meals. The primary objective of this trial was to investigate the efficacy of a closed-loop glucagon pump for PBH measured by real-time continuous glucose monitoring ("CGM"). Secondary objectives included safety and tolerability. Following an MMTT, subjects were randomized to either placebo or glucagon infusion on the first study visit and crossed over to the other treatment during the second treatment visit. Investigators were masked to subject assignment. In study visits, an MMTT was employed and subjects were treated based on CGM-based measurements of low blood glucose. Subjects were treated with study drug (ready-to-use glucagon or placebo) at a dose of 300 mcg followed by 150 mcg if needed. Of the 12 subjects that completed the trial, seven experienced severe hypoglycemia in response to an MMTT. Ready-to-use glucagon effectively treated hypoglycemia in comparison to placebo (p = 0.0082 glucagon vs. placebo). Rescue glucose was needed in 7 of 7 visits for subjects who received placebo and 0 of 7 visits for subjects who received ready-to-use glucagon. Both drug and placebo were well tolerated with no reported severe adverse events. An abstract of these study results was presented at the 2019 Endocrine Society annual meeting, and full results were published in the peer-reviewed Journal of Clinical Endocrinology and Metabolism.
This randomized controlled trial data supported the new IND and informed the design of our ongoing Phase 2 clinical trial using a vial/syringe to evaluate ready-to-use glucagon in PBH.

XSGR-PBH-201: A Phase 2, Interventional, Randomized, Double-Blind, Placebo-Controlled Pilot Study of Glucagon RTU in Subjects Who Experience Hyperinsulinemic Hypoglycemia After Bariatric Surgery
Following our IND clearance in October 2018, we initiated a new Phase 2 clinical trial at five clinical research centers in North America. This study was a randomized, placebo-controlled, double-blind, two-treatment, two-period, crossover comparison in a Clinical Research Center ("CRC") setting followed by a randomized, placebo-controlled, double-blind, two arm parallel comparison in the outpatient setting. The purpose of the trial was to evaluate the logistics of implementing an efficacy and safety study of ready-to-use glucagon ("Glucagon RTU") via vial/syringe to treat symptomatic postprandial hypoglycemia in subjects with PBH. The study collected safety and efficacy information to help inform a future Phase 3 clinical trial.
During the CRC crossover stage, subjects underwent two high-carbohydrate, solid/liquid-meal tests. After each meal, subjects self-administered blinded study drug (Glucagon RTU 300 mcg or placebo) when any postprandial autonomic symptom was experienced or when hypoglycemia was confirmed with a blood glucose measurement of less than 70 mg/dL using a blood glucose meter.
We reported topline results from the completed CRC crossover stage of this trial in December 2019, which demonstrated that most subjects experienced postprandial hypoglycemia within 90-120 minutes after finishing the meal. Of patients that successfully completed the meal challenge, all subjects were also able to self-administer 300 mcg (a "mini-dose") of the study drug, as directed, during the setting of declining blood glucose. A mini-dose of Glucagon RTU was adequate to restore or maintain normal blood glucose levels within 15 minutes of administration. This effect was maintained at 30 minutes, and hyperglycemia was not observed. The incidence of a follow-on episode of hypoglycemia (rebound hypoglycemia) requiring oral glucose for rescue was less with Glucagon RTU compared to placebo. After CRC study-related procedures were completed, subjects were assigned the blinded study drug (Glucagon RTU 300 mcg or placebo) and entered the 12-week outpatient stage. Subjects also were trained to self-administer their assigned study treatment, with the presence of any postprandial autonomic symptoms. In situations where hypoglycemia (blood glucose ≤ 70 mg/dl) was present at mini-dosing or continued after treatment, oral glucose tabs were recommended in addition to the study drug.
In May 2020, we reported positive topline results from the 12 subject, 12-week outpatient stage of the trial. More than 200 postprandial hypoglycemia episodes were reported across both treatment arms. Subjects frequently experienced postprandial episodes within 90-120 minutes after finishing meals and were able to successfully self-administer RTU glucagon during these events. Similar to the in-clinic stage, the sole use of a 300 µg RTU glucagon was adequate to restore or maintain normal blood glucose levels within 15 minutes of administration and was maintained up to 120 minutes. During episodes when blood sugar was >70mg/dL at drug dosing, RTU glucagon and placebo were comparable in maintaining blood sugar within normal levels, and RTU glucagon did not elicit hyperglycemia. During episodes when blood sugar was <70 mg/dL at drug dosing and without the use of glucose tabs, RTU glucagon successfully restored blood glucose levels to normal levels (blood sugar ≥70 mg/dL) within 15 minutes, at a higher frequency when compared to placebo. When failures were observed, subjects in both treatment arms exhibited near-normal counterregulatory responses to hypoglycemia, sufficient to avoid severe hypoglycemia. Subjects’ use of glucose tablets, both during and after drug dosing as a follow-on rescue, was observed only within the placebo treatment arm. In this placebo arm, glucose tablet use during postprandial hypoglycemia episodes resulted in rebound hypoglycemia. Rebound hypoglycemia was not observed in the RTU glucagon treatment arm.
In both the CRC crossover and outpatient stages, treatment emergent adverse events with mini-doses of Glucagon RTU were comparable to placebo, including negligible injection site reactions. Mini-doses of Glucagon RTU appear well tolerated, and no serious adverse events occurred.
We are currently finalizing with the FDA expectations for a registration program to support a mini-dose indication for Glucagon RTU in PBH, including the study design for a Phase 3 clinical trial.
Ready-to-Use Glucagon for Exercise-Induced Hypoglycemia in Diabetes

Exercise-induced hypoglycemia and the complexity of management aimed at its prevention represent major barriers to the adoption of regular physical activity for many individuals with diabetes treated with insulin. Although carbohydrate ingestion, including oral glucose tablets, can help ameliorate hypoglycemia, patients’ carbohydrate requirements can be as high as 1 gram per minute of exercise, which can be counterproductive to weight management. Aerobic exercise, in particular, often results in a significant drop in blood glucose concentrations. Qualitative feedback has shown that the challenges in current exercise management strategies and the need to consume carbohydrates are frustrating and may lead to minimized or complete omission of exercise for many patients. People with diabetes who are on intensive insulin regimens are at risk of EIH. We believe there is a subset of these individuals that exercises at least three times per week per current guidelines who could potentially use a mini-dose of ready-to-use glucagon each time they exercise. If approved, our ready-to-use glucagon would represent a significant market opportunity in the treatment for EIH.

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

There currently are no FDA-approved glucagon products which enable individuals to modestly increase glucagon levels at the start of exercise. Glucagon rescue kits exist as a lyophilized powder that must be reconstituted in diluent immediately prior to injection as they are unstable in aqueous solutions for extended periods of time. Despite the challenging reconstitution process, there has been significant documented off-label use, in which patients with T1D mini-dose glucagon using the traditional glucagon kits. Currently Gvoke and glucagon rescue kits are only indicated at an emergency dose of 1 mg for rescue from severe hypoglycemia. In addition, Eli Lilly’s Baqsimi is a one-time use intranasal powder, the administration of which delivers a full 3 mg rescue dose of glucagon.

We have been awarded $2.1 million in grants from organizations such as the Leona M. and Harry B. Helmsley Charitable Trust and the NIH National Institute of Diabetes and Digestive and Kidney Diseases, and we have worked with institutions including the Joslin Diabetes Center and the University of Pennsylvania for clinical development of our mini-dose glucagon product candidates.
Clinical Experience

We have successfully completed a number of preclinical studies in multiple species to support the safety of mini-dose glucagon, as well as Phase 2 safety and efficacy clinical trials in subjects with T1D.

Phase 2 Clinical Trials
XSMP-203: The Use of Mini-Dose Glucagon to Prevent Exercise-Induced Hypoglycemia in Type 1 Diabetes

Based on previous dose-finding trials (XSMP-201 and XSMP-202), we collaborated on a third Phase 2 clinical trial of mini-dose glucagon for EIH in the first quarter of 2016. The primary analysis of this trial was comparison of the glycemic response of 150 µg mini-dose glucagon against current standards of care, including basal insulin reduction and glucose tablet consumption, to mitigate EIH. In particular, this was a four-session, randomized crossover trial involving 15 adults with T1D who exercised at 50-55% VO2max for 45 minutes under conditions of no intervention (control), 50% basal insulin reduction, 40 g oral glucose tablets, or 150 µg subcutaneous mini-dose glucagon, all administered five minutes before exercise. Secondary endpoints were to investigate the safety profile of this product candidate.

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
In a Phase 2 randomized, controlled clinical study, T1D subjects (n=16) administered mini-dose glucagon completed a 45-minute exercise session without adjusting basal insulin or ingesting glucose tabs (calories).

The Phase 2 study concluded that mini-dose glucagon (150 µg) may have the potential to prevent EIH in adults with T1D. In addition, mini-dose glucagon may be more effective at preventing EIH than insulin reduction which was associated with a similar rate and magnitude of hypoglycemia as no intervention. Moreover, while mini-dose glucagon was as effective as glucose tablets for preventing EIH, mini-dose glucagon may result in less post-intervention hyperglycemia than ingestion of carbohydrates and avoids the consumption of unnecessary calories. The results of this study were published in the journal Diabetes Care.

XSMP-204: A Phase 2 Randomized, Placebo-Controlled, Double-Blind, Parallel Study to Evaluate Glucagon RTU (Glucagon Injection) Compared to Standard of Care for the Prevention of Exercise-Induced Hypoglycemia During Regular Aerobic Exercise in Adults with Type 1 Diabetes

This trial was a randomized, placebo-controlled, double-blind, two-treatment, two-period, crossover comparison in a clinical research center (CRC) setting, followed by a randomized, placebo-controlled, double-blind two-arm comparison with a third open-label arm in an outpatient setting to evaluate the preliminary efficacy and safety of RTU glucagon to prevent EIH in adults with T1D who perform regular, moderate-to-high intensity aerobic exercise. T1D subjects who receive daily insulin treatment via a subcutaneous infusion pump performed at least 45 minutes duration of exercise in a CRC setting and at least 30 minutes duration of moderate-to-high intensity exercise in the outpatient setting and were monitored for hypoglycemia in the exercise recovery period. In January 2020, we reported positive results from the CRC setting of this Phase 2 study. Results from this stage of the Phase 2 study showed that a mini-dose of RTU glucagon was adequate to maintain normal blood glucose levels during prolonged, moderate-to-high intensity aerobic exercise.

For persons with diabetes, standard of care for aerobic exercise includes 50% insulin pump reduction. In the outpatient stage, the trial was examining if the subcutaneous administration of RTU glucagon just before exercise, with or without a 50% reduction in basal rate insulin, compared to a 50% basal rate insulin reduction alone prevents the occurrence of hypoglycemia (i.e., blood glucose <70 mg/dL) measured by blood glucose meter during and after moderate-to-high intensity aerobic exercise by adult subjects with T1D in an outpatient setting. Subjects were randomly assigned to RTU Glucagon with 50% insulin pump reduction (RTU Glucagon + standard of care); placebo injection with 50% insulin pump reduction (standard of care); or RTU Glucagon without insulin pump reduction (Open Label RTU Glucagon). In June 2020, we reported positive results from the outpatient stage of this Phase 2 study. Results from this stage of the Phase 2 study showed that a mini-dose of RTU glucagon was adequate to maintain normal blood glucose levels during prolonged, moderate-to-high intensity aerobic exercise in a real-world setting with or without adjustment to insulin.

During the 12-week outpatient stage, 45 subjects completed 795 aerobic exercise sessions. Over this time when individually compared to standard of care alone, the number of EIH episodes was significantly less with RTU Glucagon + standard of care and with Open Label RTU Glucagon. RTU Glucagon + standard of care resulted in an approximately 70% lower rate of EIH when compared to standard of care alone. Additionally, Open Label RTU Glucagon resulted in an approximately 54% lower rate of EIH when compared to standard of care alone. The difference in the incidence rates of EIH between the two RTU Glucagon arms was not statistically significant.

Across all outpatient stage exercise sessions, the nominal use of oral glucose tablets during and after exercise, in order to treat hypoglycemia, was greater in the standard of care arm compared to RTU Glucagon + standard of care and Open Label RTU Glucagon. Consequently, the nominal incidence of hyperglycemia episodes (blood glucose > 180 mg/dl) was observed to be 2.4 fold greater in the standard of care arm when compared to RTU Glucagon + standard of care arm. RTU Glucagon did not appear to individually contribute to hyperglycemia. When hyperglycemia events did occur, the time duration and severity of events did not differ between treatment arms.
In both phases of the study, mini doses of RTU glucagon were safe and well tolerated, and no serious adverse events occurred.
We are currently finalizing with the FDA expectations for a registration program to support a mini-dose indication for Glucagon RTU in EIH, including the study design for a Phase 3 clinical trial.

Ready-to-Use Glucagon for Gastroenterology

We are currently in Phase 1 development with product candidate XP-9164, an early-stage compound for gastroenterology.

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
Non-Glucagon Programs
XeriSol Pramlintide-Insulin Co-formulation
Leveraging our XeriSol platform, we are developing a ready-to-use fixed dose combination of insulin and pramlintide to be delivered via a vial and syringe. Pramlintide is an injectable amylin analog for both Type 1 and 2 diabetes. In normal physiology, amylin is a hormone that is co-secreted into the bloodstream at a fixed ratio with insulin by the beta cells of the pancreas. The U.S. approval and launch of pramlintide (Symlin®) brought significant interest because of its ability, when used in combination with mealtime insulin, to flatten post-prandial blood glucose levels, reduce glucose excursions, and cause weight loss. Short-term and long-term clinical trials have found that adding pre-prandial pramlintide injections to insulin therapy reduced post-prandial glucose excursions and improved overall glycemic control (hemoglobin A1c levels) in patients with T1D. Clinically, pramlintide accomplishes this by reducing food intake, delaying gastric emptying, and reducing endogenous glucose production in the liver by suppressing glucagon secretion. The use of pramlintide also allows for approximately 30% less insulin utilization due to differential efficacy.

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

XeriSol pramlintide-insulin has several potentially valuable stability properties from a patient use perspective, namely potential two-year stability when refrigerated and up to 90 days at room temperature. This stability profile is comparable to current insulin products and would not introduce new handling challenges for existing insulin patients.

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

Figure 1 Glucose Levels after Injection of XeriSol Pramlintide-Insulin and Humulin/Symlin Co-Injection

Figure 2 Glucose Levels after Injection of XeriSol Pramlintide-Lispro and Humalog/Symlin Co-Injection

We initiated a study of our novel XeriSol pramlintide-insulin co-formulation in a Phase 2 clinical trial in T1D in the third quarter of 2019. This study compares XeriSol pramlintide-insulin versus separate injections of Symlin and Humulin in diabetic subjects. According to recent guidance from the FDA, the insulin component of our XeriSol pramlintide-insulin co-formulation is subject to the FDA’s “deemed to be a license” provision of the Biologics Price Competition and Innovation Act of 2009, which may necessitate that we submit a Biologics License Application ("BLA") for any future marketing authorization by the FDA.

XP-3924: A Phase 2, Randomized, Open-Label, Crossover, PD/PK Study of a Novel Pram-Insulin Co-Formulation in Adults With T1D

In June 2020, we announced positive results from our proof-of-concept Phase 2 study of our novel XeriSol pramlintide-insulin co-formulation in adults with T1D. The completed Phase 2 study was a randomized, open-label, active comparator-controlled, three-period cross-over study, which enrolled 18 adult participants with T1D. This study aimed to investigate the PK and PD of pramlintide, and the safety and tolerability of a single dose of XP-3924 (administered based upon the subjects’ insulin:carbohydrate ratio), when compared to co-administration of regular insulin (Humulin) and pramlintide (Symlin) and to an injection of regular insulin alone (Humulin). Subjects were randomly allocated to a sequence of three treatments: XP-3924 (with 50% insulin reduction), regular insulin, or regular insulin (with 50% insulin reduction) plus pramlintide co-administered as separate injections. The study drugs were administered SC before the intake of a standardized 75-gram oral glucose challenge. The subjects’ blood glucose levels were monitored for six hours after drug dosing. Treatment with XP-3924 resulted in a 62.3% reduction of hyperglycemia (blood glucose >180 mg/dL) after the glucose challenge when compared to Humulin (p<0.001). Additionally, XP-3924 exhibited comparable postprandial glycemic control to that of the co-administered injections of Humulin and Symlin. The mean absolute change in blood glucose was less in XP-3924 when compared to both Humulin and co-administered injections of Humulin and Symlin after the oral glucose challenge. The glucose variability after treatment with XP-3924 was less than both Humulin and co-administered injections of Humulin and Symlin, as defined by the comparison of the coefficient of variation of all plasma glucose readings across the six-hour duration of study treatments. The incidence and severity of treatment emergent adverse events was comparable across all treatment arms, as were the overall number of hypoglycemic events during dosing visits. There were minimal gastrointestinal side effects reported in any treatment arm. There was a comparable incidence of injection site reactions, and no edema was noted across all treatment arms. XP-3924 was safe and well tolerated, and no serious adverse events occurred in this study.

We are currently finalizing with the FDA expectations for a registration program to support a BLA, including the study design for a Phase 3 clinical trial program.

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

Injectable and rectal gel formulations of diazepam are the current standard of care for the emergency treatment of epileptic seizures. In 2018, diazepam formulations generated total U.S. sales of approximately $86 million, of which Diastat® Rectal Gel and its generic formulations comprised $74 million. Diastat requires a multi-step procedure which makes it more difficult to administer while a patient is experiencing seizures. Additionally, the use of rectal gel in both middle school children and young adults with ARS is reduced because of social stigma. These characteristics are limitations that may diminish the specific demand for rectal diazepam products. Due to this limitation, we believe the market for diazepam in ARS is underpenetrated. We believe that a ready-to-use diazepam injectable rescue pen would improve patient quality of life and drive adoption of diazepam to treat ARS.

Our ready-to-use diazepam formulation has demonstrated rapid onset and high bioavailability in preclinical models. We were awarded grants totaling $2.3 million from the Epilepsy Foundation and the NIH for this program. An IND application for our ready-to-use diazepam injectable rescue pen for ARS went into effect on November 28, 2018. This IND authorized us to initiate a study (XSDZ-101) evaluating the PK and PD of our ready-to-use, room-temperature stable liquid diazepam formulation in normal volunteers. Below is a description of this study.

XSDZ-101: A Randomized Crossover Study of the Comparative Bioavailability, Pharmacokinetics, and Tolerability of Diazepam After Subcutaneous, Intramuscular, and Rectal Administration in Healthy Subjects

In May 2019, we announced positive results from our Phase 1 study of our novel formulation of diazepam. The open-label, three-treatment, three-way crossover, randomized controlled study was conducted among 24 healthy volunteers to assess the bioavailability and PK of our novel formulation of diazepam (XP-0863) after IM and SC administration compared to an administration of commercial diazepam rectal gel (Diastat). Secondary objectives were to assess the safety and tolerability of our diazepam after SC and IM administration. Our IM and SC administration of 10 mg diazepam yielded higher exposure as compared to an equivalent dose of diazepam rectal gel as assessed by AUC "(zero to infinity)". In individual comparisons, our administration resembled Diastat for both Cmax and Tmax. Additionally, both arms were safe and well-tolerated as a single dose. The study found no safety trends in any treatment group.

Based on these results, in the second half of 2019 we initiated a Phase 1b weight-based dosing study with IM administration of diazepam in healthy volunteers to assess the pharmacokinetics, safety and tolerability of two different weight-based doses of IM XP-0863 diazepam when compared to a weight-based dose of Diastat rectal gel. In April 2020, we reported positive topline results, and in July 2020 we reported complete results from this Phase 1b study.

XP-0863 is a highly concentrated liquid diazepam for IM injection that is intended for the treatment of seizure emergencies in patients ≥ 2 years of age, with partial onset or generalized convulsive seizures, who are identified jointly by their caregivers and physicians as suffering intermittent and periodic episodes of markedly increased seizure activity. XP-0863 uses the XeriSol technology platform to overcome the solubility problems associated with diazepam, reduces injection burden, provides comparable pharmacokinetics to diazepam rectal gel (Diastat), and may support the prompt and full-dose drug delivery of diazepam during seizure emergencies.

The Phase 1b study was an open-label, weight-based dose, three-treatment, three-way crossover study in healthy adult subjects. This study aimed to investigate the pharmacokinetics, safety, and tolerability of two different weight-based doses of intramuscular XP-0863 when compared to a weight-based dose of Diastat rectal gel. Subjects were randomly allocated to a sequence of three treatments: XP-0863 IM (0.25 mg/kg), XP-0863 IM (0.125 mg/kg), or Diastat (0.2 mg/kg). The subjects’ diazepam blood levels were monitored over 21 days after drug dosing. XP-0863 showed comparable pharmacokinetics to Diastat, with similar partial AUCs of XP-0863 (0.25 mg/kg) to Diastat early after dosing and with increased overall exposure (zero to infinity) when compared to Diastat. XP-0863 (0.25 mg/kg) had comparable Cmax when compared to Diastat. The weight-based doses of XP-0863 were safe and well tolerated, with minimal sedation and injection site reactions, and no serious adverse events occurred.

In October 2020, we were granted Fast Track designation by the FDA for our novel formulation of diazepam, which could advance directly into a Phase 3 registration study in both pediatric and adult patients with epilepsy.

Ready-to-Use Product for Endocrinology

We are currently in Phase 1 development with product candidate XP-8121, an early-stage program for endocrinology.

Manufacturing and Supply

We currently contract with third parties for the manufacture, assembly, testing, packaging, storage and distribution of our products. In our experience, third party contract manufacturing organizations ("CMOs") are generally cost-efficient, high quality and reliable, and we currently have no plans to build our own manufacturing or distribution infrastructure. Our technical team has extensive pharmaceutical development, manufacturing, analytical, quality and distribution experience and is qualified and capable of managing supply chain operations across multiple CMOs. Our Quality System, Standard Operating Procedures and CMO interfaces are designed to promote cGMP compliance and effective regulatory communications. We selected our CMOs for specific competencies, and they have met our development, manufacturing, quality and regulatory requirements and have all been involved in manufacturing our clinical supplies, commercial registration batches, and commercial product.

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

The auto-injector used to deliver drug product in Gvoke HypoPen is a proprietary multi-product device platform developed by SHL Medical AG, SHL Pharma LLC, and SHL Pharma (collectively "SHL"). SHL produces device sub-assemblies in their facilities in Taiwan and performs final drug product/device assembly operations at its facility in Florida. We have entered into a non-exclusive supply agreement with SHL. We intend to source the device from a single supplier over the life of the product.

We believe that a number of CMOs can provide suitable secondary packaging services for Gvoke, and we have entered into commercial supply agreements with one vendor. A number of third-party logistic providers can provide commercial order processing and finished goods distribution services to U.S. wholesale customers, and we have a commercial distribution agreement with one such vendor.

To date, we and our suppliers and third-party manufacturing partners have been able to continue to supply our products to our patients and currently do not anticipate any interruptions in supply. Our third-party contract manufacturing partners continue to operate at or near normal levels, with enhanced safety measures intended to prevent the spread of the coronavirus. While we currently do not anticipate any interruptions in our manufacturing process, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and contract manufacturing partners’ ability to supply and/or manufacture our products.
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

Four emergency glucagon kits are currently available to treat severe hypoglycemia: Eli Lilly’s GEK, Novo Nordisk’s GlucaGen HypoKit, Fresenius Kabi's Glucagon Emergency Kit and Amphastar's generic Glucagon for Injection Emergency Kit, the ANDA for which was approved by the FDA on December 29, 2020 for the treatment of severe hypoglycemia. Each kit is sold as a vial of lyophilized, glucagon powder with an exposed syringe/needle that contains a liquid diluent. The glucagon powder must be combined with the liquid diluent at the time of use and drawn into a syringe in accordance with a complex multi-step reconstitution and dose calibration procedure. Additionally, once reconstituted, the glucagon must be used immediately because once the lyophilized glucagon is combined with water, the solution becomes unstable and can fibrillate, rendering it potentially inactive. We believe that the drawbacks of traditional kits and the lack of conversations regarding glucagon limit their adoption. Innovative glucagon products, including our Gvoke and Eli Lilly's intranasal glucagon dry powder, Baqsimi, were both approved by the FDA and launched in 2019.

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

Zealand Pharma is developing dasiglucagon, a stable analog of human glucagon, in an auto-injector for subcutaneous administration. Zealand's New Drug Application ("NDA") for their dasiglucagon HypoPal® Rescue Pen for the treatment of hypoglycemia in people with diabetes is under review by the FDA with a PDUFA date of March 27, 2021.

While there are currently no FDA-approved products indicated for treatment of PBH, we are aware of a number of product candidates in development. Eiger Biopharmaceuticals is developing its product candidate avexitide (exendin 9-39), a glucagon-like peptide-1 receptor antagonist, to be administered subcutaneously once or twice daily. Eiger completed a Phase 2 clinical study with avexitide and an end-of-Phase 2 FDA meeting and received guidance from the FDA on Phase 3 clinical requirements. Additionally, Zealand Pharma has announced positive topline results from its Phase 2 trial with dasiglucagon in patients with PBH.

Currently, the first-line emergency treatment of epileptic seizures in the outpatient setting is the administration of diazepam rectal gel marketed as Diastat by Valeant Pharmaceuticals. UCB’s midazolam nasal spray Nayzilam, indicated for seizure clusters and ARS, launched in December 2019, and Neurelis, Inc. received approval in January 2020 for their nasal diazepam product, VALTOCO™ (previously known as NRL-1), for the treatment of seizure clusters and ARS. VALTOCO became commercially available in March 2020. The FDA issued a Complete Response Letter for Aquestive’s NDA for buccal soluble diazepam Libervant™ (previously known as AQST-203), also for the treatment of seizure clusters and ARS. Aquestive has reported that they will continue to have follow-up meetings with the FDA to discuss a path to approval. In June 2020, UCB Inc. acquired the worldwide rights to Staccato® Alprazolam from Engage Therapeutics, who was developing an inhaled alprazolam (known as STAP-001) for ARS. UCB Inc. will continue the development of this product, which is currently in Phase 2 development.
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

Patent Rights

As of December 31, 2020, we owned 117 issued patents globally, of which 14 are issued U.S. patents. As of December 31, 2020, three of our U.S. issued patents have pending continuations or divisionals in process which may provide additional intellectual property protection if issued as U.S. patents. Our issued patents expire between December 22, 2023 and April 22, 2036, subject to payment of required maintenance fees, annuities and other charges. The subset of our patent estate directed specifically to our ready-to-use glucagon consists of one U.S. composition of matter patent that is scheduled to expire in year 2036, two pending U.S. patent applications and 18 pending international patent applications. Patents that issue based on these applications would also expire in year 2036.

Trade Secrets and Other Protection

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

Other Intellectual Property Rights

We file trademark applications and pursue registrations in the United States and abroad when appropriate. We own U.S. registered trademarks for the marks Xeris Pharmaceuticals, GVOKE, GVOKE HYPOPEN and HYPOPEN, and the registered trademark for OGLUO in the EU. We also own pending trademark applications for XERISOL, XERIJECT and GVOKE HYPOPEN 2-PACK in the U.S.; for XERISOL and XERIJECT in the EU; and pending trademark applications and/or registered trademarks for GVOKE and GVOKE HYPOPEN in other ex-U.S. countries, all for use in connection with our pharmaceutical research and development and products, as well as trade names that could be used with our product candidates.

From time to time, we may find it necessary or prudent to obtain licenses from third-party intellectual property holders.
Grant Agreements

Through December 31, 2020, we have received $1.9 million in grant proceeds for the development of a stable liquid glucagon for use in an artificial pancreas. Under the terms of one of the grant agreements, we will be required to pay up to four times the $0.9 million award received upon commercialization of glucagon for use in the artificial pancreas. If we undergo a change in control, then we will be required to pay a mid-single digit percentage of the gross proceeds, capped at four times the award amount less any amounts already paid. Additionally, if sales of glucagon for use in the artificial pancreas exceed $750 million in the first five years after the first commercial sale, then we would be required to make an additional payment equal to the original award amount.

Through December 31, 2020, we received $2.0 million in grant proceeds to help fund our EIH program. Under terms of one of the agreements, we will be required to pay up to two times the $0.9 million award amount upon the commercialization of an EIH product. These amounts are a low double-digit percentage of annual gross sales of an EIH product, capped at $0.5 million annually. If we undergo a change in control, then we will pay a mid-single digit percentage of the consideration capped at two times the award amount less any amounts already paid. Additionally, if sales exceed $1 billion, we will be required to pay an additional amount equal to two times the award amount.

Through December 31, 2020, we received $1.0 million in grant proceeds to help fund our T1D chronic glucagon programs. Under terms of this agreement, we will be required to pay up to two times the award amount upon the commercialization of any chronic glucagon program. These amounts are a low double-digit percentage of annual gross sales of all T1D chronic glucagon programs, capped at $0.5 million annually. If we undergo a change in control, then we will pay a mid-single digit percentage of the consideration capped at two times the award amount less any amounts already paid. Additionally, for each chronic glucagon program where sales exceed $500 million, we will be required to pay an additional amount equal to two times the award amount.

We also have received awards from the NIH National Institute of Diabetes and Kidney Diseases, which awards are not subject to any repayment obligations.
Long-Term Debt
In June 2020, the Company completed a public offering of $86.3 million aggregate principal amount of the Company's 5.00% Convertible Senior Notes due 2025 (the "Convertible Notes"), including $11.3 million pursuant to the underwriters' option to purchase additional notes which was exercised in full in July 2020. A total principal amount of $39.1 million of Convertible Notes converted into equity in the second half of 2020. As of December 31, 2020, the outstanding balance of Convertible Notes was $47.2 million.
In addition, as of December 31, 2020, we have $43.5 million outstanding under our Amended and Restated Loan and Security Agreement with Oxford Finance LLC, as the collateral agent and a lender, and Silicon Valley Bank, as a lender.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional details.

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
Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 trials. Companies that conduct certain clinical trials are also required to register them and post the results of completed clinical trials on a government-sponsored database, such as ClinicalTrials.gov in the United States, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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
FDA Review Process
The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the drug or biologic, proposed labeling and other relevant information, are submitted to the FDA as part of an NDA or BLA, requesting approval to market the product. An NDA for a new drug must contain proof of the drug’s safety and efficacy. A BLA is a request for approval to market a biologic for one or more specified indications and must contain proof of the biologic’s safety, purity, and potency. Under federal law, the submission of most NDAs or BLAs are subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an NDA or BLA requiring clinical data. The sponsor of an approved NDA or BLA is also subject to an annual program fee, which for fiscal year 2021 is $336,432 for each product presentation. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
The FDA reviews all NDAs and BLAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA or BLA for filing. The FDA typically makes a decision on accepting an NDA or BLA for filing within 60 days of receipt. The decision to accept the NDA or BLA for filing means that the FDA has made a threshold determination that the application is sufficiently complete to permit a substantive review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act ("PDUFA"), the FDA’s goal to complete its substantive review and respond to the applicant is ten months from the receipt of a standard NDA or ten months from the filing date of an NDA for a new molecular entity or original BLA. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification and may go through multiple review cycles.
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
Section 505(b)(2) NDAs
NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and effectiveness of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is authorized, however, to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and effectiveness for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”
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
Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is the same as the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to an RLD if the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the RLD. Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.
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
Under the FDCA and its implementing regulations, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The designation of a lead center generally eliminates the need to receive approvals from more than one FDA component for combination products, although it does not preclude consultations by the lead center with other components of FDA. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug-device combination product is attributable to the drug product, the FDA center responsible for premarket review of the drug product would have primary jurisdiction for the combination product. The FDA also has established an Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute.
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
Expedited Review and Approval Programs
A sponsor may seek approval of its product candidate under programs designed to accelerate the FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for that disease or condition. For a Fast Track product, the FDA may consider sections of the NDA or BLA for review on a rolling basis before the complete application is submitted if relevant criteria are met. In October 2020, we were granted Fast Track designation by the FDA for our novel formulation of diazepam.
A product candidate may also qualify for priority review, under which the FDA generally sets the target date for FDA action on the NDA or BLA that is subject to the prescription drug user fee amendments ("PDUFA") goals at six months after the FDA accepts the application for filing, or for drugs that are not new chemical entities, six months after the FDA receives the application. Priority review is granted when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA PDUFA review period of ten months after the FDA accepts the application for filing, or for drugs that are not new chemical entities, ten months after FDA receives the application. Priority review designation does not change the scientific or medical standard for approval or the quality of evidence necessary to support approval.
Under the accelerated approval program, the FDA may approve an NDA or BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after regulatory approvals are generally required to verify the drug or biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. Drugs or Biologics granted accelerated approval may be subject to expedited withdrawal procedures if the product sponsor fails to conduct the required post-marketing studies, or if such post-marketing studies fail to verify a clinical benefit.
The FDA also may designate a product candidate as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance. The Breakthrough Therapy designation is a distinct status from both accelerated approval and priority review, which also can be granted to the same drug or biologic if relevant criteria are met. If a product is designated as Breakthrough Therapy, the FDA will work to expedite the development and review of such product.
Fast Track designation, Breakthrough Therapy designation and priority review do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
Regulations and Procedures Governing Approval of Medicinal Products in the European Union
In order to market any product outside the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States. It entails satisfactory completion of pharmaceutical development, preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the medicinal product for each proposed indication. It also requires the submission to the relevant competent authorities for clinical trials authorization and to the EMA for an MAA and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.
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
Other Healthcare Laws and Compliance Requirements
In addition to FDA restrictions on the marketing of pharmaceutical products and medical devices, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid or other third-party payors for our products, we are subject to broadly applicable healthcare fraud and abuse regulation and enforcement by federal and state governments, which could significantly impact our business. Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare & Medicaid Services ("CMS"), other divisions of the Department of Health and Human Services ("HHS"), the Department of Justice ("DOJ"), the Drug Enforcement Administration ("DEA"), the Consumer Product Safety Commission ("CPSC"), the Federal Trade Commission ("FTC"), the Occupational Safety & Health Administration ("OSHA"), the Environmental Protection Agency ("EPA"), and state and local governments. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

■
Anti-Kickback Statute ("AKS"). The federal AKS makes it illegal for any person or entity (including a prescription drug manufacturer or a party acting on its behalf) to knowingly and willfully solicit, offer, receive or pay any remuneration (including any kickback, bribe or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, in exchange for or intended to induce or reward either the referral of an individual for, or the purchase, order, prescription or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, they are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity can be found guilty of violating the AKS without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. Violations of the AKS carry potentially significant civil and criminal penalties, including imprisonment, fines, administrative civil monetary penalties, and exclusion from participation in federal healthcare programs. This law applies to our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs. On December 2, 2020, the Office of Inspector General ("OIG") published further modifications to the federal Anti-Kickback Statute in the Federal Register. Under the final rule, the OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. On the same day, CMS published a final rule that provides a safe harbor for value-based compensation agreements under the Stark Law. However, the U.S. Government Accountability Office ("GAO") found that these final rules did not meet the sixty-day delay required under the Congressional Review Act. Additionally, on January 20, 2021, the Biden Administration issued a moratorium on all Trump-era rules that have not yet taken effect. The interplay between the GAO’s findings and the Biden Administration’s moratorium, which will determine whether these two rules are in effect, is unclear;

■	federal civil and criminal false claims laws and civil monetary penalties laws, such as the federal False Claims Act (“FCA”), which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things: knowingly presenting, or causing to be presented, to a federal government healthcare program, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using or causing to be made or used, a false statement or record material to payment of a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Companies that submit claims directly to payors may also be liable under the FCA for the direct submission of such claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. Our marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products and any future product candidates are subject to scrutiny under this law;
■	the anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of items or services reimbursable by a federal or state healthcare program;
■	the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and its implementing regulations, which prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

■	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses (“covered entities”) as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information, including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state Attorneys General new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursing federal civil actions;
■	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
■	the federal transparency requirements under the Affordable Care Act, including the Physician Payments Sunshine Act, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the HHS, information related to payments or other “transfers of value” made or distributed to certain healthcare professionals and teaching hospitals, as well as ownership and investment interests held by the healthcare professionals described above and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain additional healthcare professionals;
■	federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
■	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
■	The Foreign Corrupt Practices Act ("FCPA"), which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment.
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
Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our arrangements with physicians and other healthcare providers, some of whom receive stock options as compensation for services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our drug candidates outside the United States also will likely subject us to non-U.S. equivalents of the healthcare laws mentioned above, among other non-U.S. laws.

If any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which also may adversely affect our business.
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
Since its enactment, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, administrative, executive, and legislative challenges. We expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court. The Trump Administration issued various Executive Orders that eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.
Additionally, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 ("Tax Act") includes a provision that decreased the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate,” to $0, effective January 1, 2019. On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments on November 10, 2020. Pending a decision, the ACA remains in effect, but it is unclear at this time what effect these developments will have on the status of the ACA.
Former President Trump signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. On January 20, 2017, he signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, he signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. On June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision was appealed to the U.S. Supreme Court, which on April 27, 2020, reversed the U.S. Court of Appeals for the Federal Circuit's decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. To date, at least $6 billion has been paid out to health plans and insurers, and follow-up class action and other litigation is pending. The viability of the ACA marketplace and subsequent impacts on providers, and potentially our business, are not yet known. It is unclear what impact these rulings may have on our business.
The Bipartisan Budget Act of 2018 also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50% to 70%, effective January 1, 2019, and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865). This law repeals the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. It is impossible to determine whether similar taxes could be instated in the future. Additionally, CMS published a final rule that gives states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
In addition, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015 led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, and subsequent legislation, these reductions will be suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. As the legislation currently stands, the reductions will go back into effect April 2021 and will remain in effect through 2030; however, proposed legislation, if passed, would extend this suspension until the end of the pandemic. Further, on January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the United States also have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The previous administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the previous administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the previous administration released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. However, it is unclear whether the Biden Administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.
HHS already has started the process of soliciting feedback on some measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of his administration's proposals. The FDA also released a final rule on September 24, 2020, which went into effect on November 30, 2020, creating a process for states to build and submit to the FDA importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation ("MFN") Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and was intended to apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, on December 28, 2020, a judge in the U.S. District Court for the Northern District of California granted a preliminary injunction prohibiting CMS from implementing the MFN Model.
On December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Implementation of the amendments to the discount safe harbor has been delayed to January 1, 2023 pending litigation. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden Administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 ("ACA") contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs.
The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national drug rebate agreement with the Secretary of HHS as a condition for state Medicaid coverage of the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, the ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price ("AMP") to 23.1% of AMP, adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products. In addition, the ACA also modified the statutory definition of AMP which created a new calculation methodology by which rebates owed by manufacturers are determined for drugs that are inhaled, infused, instilled, implanted or injected and thereby potentially impacting manufacturers' rebate liability. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits. Pricing and rebate programs also must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990.
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
However, on December 27, 2018, the District Court for the District of Columbia invalidated a recent Medicare reimbursement formula change instituted by CMS when 340B hospitals purchase drugs under the 340B program for use in the hospital outpatient setting. For the 2019 and 2018 fiscal years, CMS altered the reimbursement formula from Average Sale Price ("ASP") plus 6% to ASP minus 22.5% on specific-covered outpatient drugs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation, and such a dramatic change was beyond the scope of the Secretary’s authority. On May 6, 2019, the district court reiterated that the rate reduction exceeded the Secretary’s authority and declared that the rate reduction for 2019 also exceeded the Secretary’s authority and remanded the issue to HHS to devise an appropriate remedy. On July 10, 2019, the district court entered its final judgment and CMS filed an appeal. On July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court); the court denied this Petition on October 16, 2020. It is unclear how the invalidation of the formula could affect pharmaceutical manufacturers and hospitals who prescribe their products, but litigation is still pending on the issue. The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by HHS, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our drugs, if any such drug or the condition that they are intended to treat are the subject of a trial. It also is possible that comparative effectiveness research demonstrating benefits in a competitor’s drug could adversely affect the sales of our drugs after approval. If third-party payors do not consider our drugs to be cost-effective compared to other available therapies, they may not cover our drugs after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis. On November 20, 2020, the HHS

Office of Inspector General finalized its 2019 proposal to exclude certain rebates paid by drug manufacturers from the discount safe harbor of the federal anti-kickback statute. The final rule is entitled “Fraud and Abuse; Removal of Safe Harbor Protection for Rebates Involving Prescription Pharmaceuticals and Creation of New Safe Harbor Protection for Certain Point-of-Sale Reductions in Price on Prescription Pharmaceuticals and Certain Pharmacy Benefit Manager Service Fees”. Under the final rule, discount safe harbor protection for Part D rebates is eliminated. The rule establishes a new safe harbor for point-of-sale price reductions and establishes a new safe harbor for pharmacy benefit manager service fees.
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
Further, there have been several recent U.S. congressional inquiries, proposed federal legislation, and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Executive Office of the President of the United States have each indicated that it will continue to pursue new legislative and/or administrative measures to control drug costs. Individual state legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Some of these measures include price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products or product candidates, once approved, or put pressure on our product pricing. For example, on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Native American Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, several industry groups have filed federal lawsuits challenging multiple aspects of the final rule, and authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code ("NDC") for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. Since the issuance of the final rule, on November 23, 2020, several industry groups filed federal lawsuits in the U.S. District Court for the District of Columbia, requesting injunctive relief to prevent certification from the Secretary of HHS from taking effect and challenging multiple aspects of the final rule. This litigation has not progressed. The market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.
Outside the United States, the pricing of pharmaceutical products and medical devices is subject to governmental control in many countries. For example, in the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. Other countries may allow companies to fix their own prices for products but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products and medical devices likely will continue as countries attempt to manage healthcare expenditures.

Human Capital Management
As of December 31, 2020, we had 180 full-time employees in the United States, 76 of whom were primarily engaged in sales and marketing, 70 of whom were primarily engaged in administration and finance, and 34 of whom were primarily engaged in product development and research.
We believe our success will depend on, among other things, our ability to continue to hire and retain the necessary qualified scientific, technical, and managerial personnel, as we expand the commercialization of Gvoke and continue development of our product candidates. Our President and Chief Operating Officer and Executive Director, Human Resources are responsible for developing and executing our human capital strategy. This includes the attraction, acquisition, development and engagement of talent to deliver on the Company’s strategy and the design of employee compensation and benefits programs. In addition, the Chief Executive Officer and President and Chief Operating Officer regularly update our board of directors and its committees on the operation and status of these human capital trends and activities.
Employee health and safety in the workplace is one of our core values. The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. Refer to "Impact of COVID-19" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for information on Human Capital Management actions taken by the Company in response to the COVID-19 pandemic.
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
Available Information
Our website address is www.xerispharma.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act") are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.
Our code of conduct, corporate governance guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through our website at www.xerispharma.com.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report for the year ended December 31, 2020 and in other documents that we file with the SEC, in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized and described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

Risks Related to the Impact of the COVID-19 Coronavirus

Our business may be adversely affected by the ongoing coronavirus pandemic.

Our business could be adversely affected by health epidemics in regions where we have business activities and could cause significant disruption in the operations of third-party manufacturers and contract research organizations ("CROs") upon whom we rely, and for which we may not have adequate insurance coverage. For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into a global pandemic. The coronavirus has spread to most regions of the world.

As a result of the coronavirus pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

■	We believe that the COVID-19 pandemic has had, and may continue to have, an adverse impact on demand for our product, Gvoke, due to government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures which may result in patients not visiting their healthcare providers or their pharmacies to get their prescriptions filled. Initially, we suspended in-person interactions by our sales and marketing personnel in healthcare settings. We are engaging with these customers remotely, via webinar programs and virtual meetings, as we seek to continue to support healthcare professionals and patient care. As parts of the country reopened, some of our sales and marketing personnel began to reengage with a limited number of in-person interactions. However, with the resurgence of COVID-19 in many areas, our ability to connect with our customers in person became much more limited and we are currently back to almost exclusively remote interactions. In addition, several conferences and other programs at which we intended to market Gvoke have been postponed, canceled and/or transitioned to virtual meetings. Remote interactions may be less effective than in-person interactions. In addition, due to the prioritization of healthcare resources toward pandemic efforts, even remote interactions may not be possible.
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

■	In March 2020, we closed our offices and requested that most of our personnel, including all of our administrative employees, work remotely, restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in any given location. We reopened our offices in mid-June on a limited, voluntary basis for those personnel who prefer to work from the office. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. Further, this could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors. In addition, we have implemented certain measures to reduce spending and have delayed or suspended projects. Although we have implemented such cost reducing measures, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from such measures due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected cost savings from such measures, our operating results and financial condition would be adversely affected.
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

■	We have previously and may in the future conduct clinical trials for product candidates in geographies which are affected by the coronavirus pandemic. Potential impacts of the coronavirus pandemic on our various clinical trials may include disruptions or delays in patient enrollment, standard study monitoring practices, sample shipments, data analysis and reporting of results due to changes in policies at various clinical sites or in federal, state, local or foreign laws, rules and regulations. Other impacts could include quarantines or other travel restrictions and prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials. Interruption or delays in the operations of the FDA could also impair our ability to discuss ongoing or future clinical programs. If the coronavirus pandemic continues, other aspects of our clinical trials could be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, and availability of clinical trial materials. It is unknown how long these pauses or disruptions could continue.
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

■
The trading prices for our common shares and other biopharmaceutical companies have been highly volatile as a result of the coronavirus pandemic. As a result, we may face difficulties raising further capital through sales of our common shares or convertible debt or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common shares.

To date, three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials and/or commercial product, which could lead to delays in these trials and/or issues with our commercial supply.

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

Historically, we have funded our operations primarily through private placements of convertible preferred stock, public offerings of common stock and convertible notes, and issuance of debt. We commercially launched Gvoke PFS in November 2019 and Gvoke HypoPen in July 2020. We are in the early stages of commercializing our first pharmaceutical product and have a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies prior to and at the early stages of commercialization of any product candidates, especially pharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully commercializing pharmaceutical products. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to successfully complete the transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

We have incurred significant losses in every fiscal year since inception. For the years ended December 31, 2020 and 2019, we reported a net loss of $91.1 million and $125.6 million, respectively. In addition, our accumulated deficit as of December 31, 2020 was $337.4 million. Substantially all of our operating losses have resulted from costs incurred in connection with research and development, clinical and regulatory initiatives to obtain approvals for our product candidates and preparation for commercialization of Gvoke and more recently the commercial launch of Gvoke.

We expect to continue to incur significant operating expenses as we continue the commercialization of Gvoke, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. In particular, we anticipate that we will continue to incur significant expenses as we:

■	execute our Gvoke commercial strategy in the U.S. and our Ogluo commercial strategy outside the U.S.;
■	continue our research and development efforts;
■	seek regulatory approval for new product candidates and product enhancements; and
■	continue to operate as a public company.

Our first product, Gvoke, was approved by the FDA for the treatment of severe hypoglycemia in pediatric and adult patients with diabetes ages two years and above on September 10, 2019. On February 11, 2021 the European Commission ("EC") granted a marketing authorization for Ogluo for the treatment of severe hypoglycemia in adults, adolescents, and children aged two years and over with diabetes mellitus. We currently plan to commercially launch Ogluo in select European countries beginning in the fourth quarter of 2021. Our ability to generate revenue from Gvoke, Ogluo and our product candidates and to transition to profitability and generate positive cash flows is uncertain and depends on the successful commercialization of Gvoke and our product candidates. Many of our product candidates are still in development. Successful development and commercialization will require achievement of key milestones, including completing clinical trials and obtaining marketing approval for our product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, and if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment.

Although we generate revenue from Gvoke PFS and Gvoke HypoPen, we have not yet generated revenue from any of our current or future product candidates and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

■	obtain commercial quantities of Gvoke at acceptable cost levels;
■	achieve an adequate level of market acceptance of our products in the medical community and with third-party payors, including placement in accepted clinical guidelines for the conditions for which our product candidates are intended to target;
■	obtain and maintain third-party coverage and adequate reimbursement for our products;
■	launch and commercialize our products utilizing our own sales force or by entering into partnership or co-promotion arrangements with third parties; and
■	successfully develop and obtain marketing approval for our product candidates.

We have incurred and expect to continue to incur significant sales and marketing costs as we commercialize Gvoke. Regardless of these expenditures, Gvoke and our product candidates, if approved, may not be commercially successful. Although we generate revenue from Gvoke PFS and Gvoke HypoPen, if we are unable to generate sufficient product revenue, we will not become profitable and may be unable to continue operations without continued funding.

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

We may be required to or choose to obtain further funding through public equity offerings, debt financings, royalty-based financing arrangements, collaborations and licensing arrangements or other sources. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing obtained by us would be senior to our common stock, would likely cause us to incur interest expense, and could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may increase our expenses and make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions and in-licensing opportunities. Under our existing credit facility, the Amended and Restated Loan and Security Agreement dated September 10, 2019 (as amended, supplemented or otherwise modified from time to time, including by that certain First Amendment to the Amended and Restated Loan and Security Agreement dated April 21, 2020, that certain Second Amendment to the Amended and Restated Loan and Security Agreement dated June 30, 2020, that certain Third Amendment to the Amended and Restated Loan and Security Agreement dated August 5, 2020 and that certain the Fourth Amendment to the Amended and Restated Loan and Security Agreement dated October 23, 2020, collectively, the “Amended Loan Agreement”) with Oxford Finance LLC, as the collateral agent and a lender, and Silicon Valley Bank, as a lender, and the Company, we are restricted in our ability to incur additional indebtedness and to pay dividends but, in connection with our public notes offering, the Lenders consented to the Convertible Notes (defined below) offering as permitted convertible indebtedness. Any additional debt financing that we may secure in the future could include similar or more restrictive covenants relating to our capital raising activities, buying or selling assets and other financial and operational matters, which may make it more difficult for us to obtain additional capital, manage our business and pursue business opportunities. We may also be required to secure any such debt obligations with some or all of our assets. For example, our Amended Loan Agreement is secured by substantially all of our property and assets, including our intellectual property assets, subject to certain exceptions.

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

On June 30, 2020, we completed a public offering of $86.3 million aggregate principal amount of our 5.00% Convertible Senior Notes due 2025 (the "Convertible Notes"), including $11.3 million pursuant to the underwriters' option to purchase additional notes which was exercised in July 2020. A total principal amount of $39.1 million of Convertible Notes converted into equity in the second half of 2020. As of December 31, 2020, the outstanding balance of Convertible Notes was $47.2 million. The Convertible Notes are governed by the terms of a base indenture for senior debt securities (the “Base Indenture”), as supplemented by the first supplemental indenture thereto (the “Supplemental Indenture” and together with the Base Indenture, the “Indenture”), each dated as of June 30, 2020, between us and U.S. Bank National Association, as trustee. Failure to satisfy our current and future debt obligations under the Indenture could result in an event of default and, as a result, all of the amounts outstanding could immediately become due and payable. In the event of an acceleration of amounts due under the Indenture as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness while still pursuing our current business strategy.

In addition, we have $43.5 million outstanding under our Amended Loan Agreement as of December 31, 2020. All obligations under our Amended Loan Agreement are secured by substantially all of our property and assets, including our intellectual property assets, subject to certain limited exceptions. The term loans and the Convertible Notes may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Failure to satisfy our current and future debt obligations under our Amended Loan Agreement could result in an event of default and, as a result, our lenders could accelerate all amounts due. Events of default also include our failure to comply with customary affirmative and negative covenants as well as a default under any indenture or other agreement governing convertible indebtedness permitted by the Amended Loan Agreement, including the Indenture. Affirmative covenants include the maintenance of a minimum cash balance of $5.0 million in an account with Silicon Valley Bank and, in the event that we also maintain one or more permitted accounts at other institutions, an additional amount equal to the outstanding obligations. Negative covenants include prohibition on the payment of dividends and distributions, certain mergers and change of control events, and restrictions on the incurrence of additional debt. In addition, the occurrence of material adverse changes in the company’s business, including its prospect of repayment of its obligations, could result in an event of default. In the event of an acceleration of amounts due under our Amended Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness while still pursuing our current business strategy. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.

We may be unable to raise the funds necessary to repurchase the Convertible Notes for cash following a fundamental change, and our existing and future indebtedness may limit our ability to repurchase the Convertible Notes.

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

Additionally, if, after marketing approval of any of our products or product candidates, we or others later identify undesirable or unacceptable side effects caused by such products, a number of potentially significant negative consequences could result, including:

■	regulatory authorities may withdraw approvals of such product, require us to take our approved product off the market or ask us to voluntarily remove the product from the market;
■	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;
■	regulatory authorities may impose conditions under a risk evaluation and mitigation strategy ("REMS") including distribution of a medication guide to patients outlining the risks of such side effects or imposing distribution or use restrictions;
■	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;

■	we may be subject to limitations on how we may promote the product;
■	sales of the product may decrease significantly;
■	we may be subject to litigation or product liability claims; and
■	our reputation may suffer.

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

We do not currently own or operate manufacturing facilities for the production of Gvoke or our product candidates. We rely on third-party suppliers to manufacture and supply our products. We currently rely on a number of single-source suppliers, such as Bachem Americas, Inc. ("Bachem") for active pharmaceutical ingredient ("API"), Pyramid Laboratories Inc. ("Pyramid") for drug product and SHL Pharma, LLC ("SHL Pharma") for auto-injector and final product assembly, and we have entered into several supply agreements including with Bachem, Pyramid and SHL Pharma. Our third-party suppliers may not be able to produce sufficient inventory to meet commercial demand in a timely manner, or at all. Our third-party suppliers may not be required to provide us with any guaranteed minimum production levels or have dedicated capacity for our products. As a result, there can be no assurances that we will be able to obtain sufficient quantities of products, including Gvoke, or other key materials in the future, which could have a material adverse effect on our business as a whole. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the manufacture of Gvoke or development of our product candidates will depend on the severity and duration of the spread of the virus and the actions undertaken to contain COVID-19 or treat its effects.

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

Gvoke and some of our product candidates are drug-device combination products that are regulated under the drug regulations of the FDCA based on their primary mode of action as a drug. Third-party manufacturers may not be able to comply with the current Good Manufacturing Practice ("cGMP") regulatory requirements applicable to drug-device combination products, including applicable provisions of the FDA’s drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulations ("QSRs") or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of our products and product candidates, re-labeling or re-packaging of our products, operating restrictions and criminal prosecutions, any of which could significantly affect the supply of our products and product candidates. The facilities used by our contract manufacturers to manufacture our products and product candidates must be approved by the FDA pursuant to inspections conducted by the FDA. The FDA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs and QSRs. Contract manufacturers may face manufacturing or quality control problems causing drug substance or device component production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP or QSR requirements. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If foreign regulatory authorities do not approve these facilities for the manufacture of Gvoke and if the FDA or such foreign regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products or develop, obtain regulatory approval for or market our product candidates, if approved. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or may not be able to maintain compliance with the applicable cGMP and QSR requirements. Any failure to comply with cGMP or QSR requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our research and development activities and our ability to develop our product candidates and market our products and any future products following approval.

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

If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials or commercial distribution could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our products or product candidates. In addition, in the case of the CMOs that supply our products or product candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. We are also unable to predict how changing global economic conditions or global health concerns such as the COVID-19 pandemic will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition. On March 27, 2020, former

President Trump signed into law the CARES Act in response to the U.S. COVID-19 pandemic. Throughout the COVID-19 outbreak, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our results could be materially impacted.

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

Our future revenues and profitability will be adversely affected if U.S. and foreign governmental, private third-party insurers and payors and other third-party payors, including Medicare and Medicaid, do not agree to defray or reimburse the cost of our products to the patients. If these entities fail to provide coverage and reimbursement with respect to our products or provide an insufficient level of coverage and reimbursement, our products may be too costly for some patients to afford them and physicians may not prescribe them. In addition, limitations on the amount of reimbursement for our products may also reduce our profitability. In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, actions and proposals to control and reduce healthcare costs. There have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any of our products or product candidates for which we obtain marketing approval. Government and other third-party payors are also challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain healthcare facilities. CMS altered the reimbursement formula for fiscal years 2018 and 2019, but the court ruled this change was not an “adjustment” that was within the Secretary’s discretion to make. On May 6, 2019, the district court reiterated that the rate reduction exceeded the Secretary’s authority and declared that the rate reduction for 2019 also exceeded the Secretary’s authority and remanded the issue to the U.S. Department of Health and Human Services ("HHS") to devise an appropriate remedy. On July 10, 2019, the district court entered its final judgment and CMS filed an appeal. On July 31, 2020, the United States Court of Appeals for the District of Columbia Circuit ruled that CMS and HHS did not exceed their authority when it instituted the new reimbursement formula and reversed the judgment of the district court. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), and the court denied this Petition on October 16, 2020. It is unclear how this could affect covered hospitals who might purchase our products in the future and affect the rates we may charge such facilities for our approved products.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the ACA became law in the United States and is significantly impacting the provision of, and payment for, healthcare. With regard to pharmaceutical products specifically, the ACA, among other things, expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. Among other things, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. On July 24, 2020 and September 13, 2020, former President Trump signed a series of Executive Orders aimed at lowering drug prices and at implementing several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, creating a process providing guidance for states to build and submit to the FDA importation plans for drugs from Canada, as further discussed below. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation ("MFN") Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and was intended to apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, on December 28, 2020, a judge in the U.S. District Court for the Northern District of California granted a preliminary injunction prohibiting CMS from implementing the MFN Model. The Interim Final Rule has not been finalized and is subject to revision and challenge. On December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Implementation of the amendments to the discount safe harbor has been delayed to January 1, 2023 pending litigation. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, and the Biden Administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. On October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, states and Indian tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code ("NDC") for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. Since the issuance of the final rule, on November 23, 2020, several industry groups filed federal lawsuits in the U.S. District Court for the District of Columbia, requesting injunctive relief to prevent certification from the Secretary of HHS from taking effect and challenging multiple aspects of the final rule. This litigation has not progressed. The regulatory and market implications of the Executive Orders, the final rules and final guidance, and any future actions by the Biden Administration are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for any products that we may develop and commercialize and could adversely affect our future revenues and prospects for profitability.

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

For example, Eli Lilly’s GEK has approximately 85% coverage, with unrestricted access across commercial, Medicare, Managed Medicaid and state Medicaid plans. Of our target patient population, approximately 60% are commercially insured, approximately 20% are covered by Medicare, and approximately 20% are covered by Medicaid and other government programs. However, as the healthcare industry consolidates, competition to provide products and services to industry participants has become more intense and may intensify as the potential purchasers of our products or third-party payors use their purchasing power to exert competitive pricing pressure. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our potential purchasers. If competitive forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to invest in and grow our business.

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

We expect to seek one or more collaborators for the development and commercialization of one or more of our products or product candidates, particularly with respect to our pipeline product candidates or foreign geographies. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our product or product candidate from competing products or product candidates, design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the product or product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative products or product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product or product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product or product candidates or bring them to market and generate product revenue.

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

If the FDA determines that our product candidates do not meet the requirements of Section 505(b)(2), we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. In March 2010, former President Obama signed into law legislation creating an abbreviated pathway for approval under the Public Health Service Act, or PHS Act, of biological products that are similar to other biological products that are approved under the PHS Act. The legislation also expanded the definition of biological product to include proteins such as insulin. The new law contains transitional provisions governing protein products such as insulin, that, under certain circumstances, might permit companies to seek approval for their insulin products as biologics under the PHS Act and might require that our XeriSol pramlintide-insulin co-formulation be approved under the PHS Act rather than in a 505(b)(2) NDA. If our product candidates do not meet the requirements of Section 505(b)(2) or are otherwise ineligible for approval via the Section 505(b)(2) pathway, the time and financial resources required to obtain FDA approval for these product candidates, and the complications and risks associated with these product candidates, would likely substantially increase. Moreover, an inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.

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

We cannot be certain that existing clinical trial results will be sufficient to support regulatory approval of our product candidates. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. Moreover, success in clinical trials in a particular indication does not ensure that a product candidate will be successful in other indications. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical studies or clinical trials or successful later-stage trials in other related indications. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of preclinical and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. A failure of a clinical trial to meet its predetermined endpoints would likely cause us to abandon a product candidate and may delay development of any of our product candidates. Any delay in, or termination of, our clinical trials will delay the submission of the applicable NDA or BLA to the FDA, the Marketing Authorization Application ("MAA") to the European Medicines Agency ("EMA") or other similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize our product candidates and generate revenue.

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

Any delays in conducting clinical trials and related drug development programs could materially affect our product development costs and delay regulatory approval of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned, or will be completed on schedule, if at all. A clinical trial can be delayed for a variety of reasons, including:

■	delays or failures in obtaining regulatory authorization to commence a trial because of safety concerns of regulators relating to our product candidates or similar product candidates, competitive or comparator products or supportive care products or failure to follow regulatory guidelines;
■	delays or failures in obtaining clinical materials and manufacturing sufficient quantities of the product candidate for use in a trial;
■	delays or failures in reaching agreement on acceptable terms with CROs and prospective study sites;
■	delays or failures in obtaining approval of our clinical trial protocol from an institutional review board ("IRB") to conduct a clinical trial at a prospective study site;
■	receipt by a competitor of marketing approval for a product targeting an indication that our product candidate targets, such that we are not “first to market” with our product candidate;
■	delays in recruiting or enrolling subjects to participate in a clinical trial, particularly with respect to our product candidates for certain rare indications, including those for which we have obtained, or plan to seek, orphan drug designation;
■	failure of a clinical trial or clinical investigators to be in compliance with current Good Clinical Practices ("cGCPs");
■	unforeseen safety issues;
■	inability to monitor subjects adequately during or after treatment;
■	difficulty monitoring multiple study sites;
■	the FDA requiring alterations to any of our study designs, our nonclinical strategy or our manufacturing plans;
■	failure of our third-party clinical trial managers to satisfy their contractual duties, comply with regulations, or meet expected deadlines;
■	determination by regulators that the clinical design of a trial is not adequate; and
■	disruptions caused by global health concerns, such as the COVID-19 pandemic.

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

Further, conducting clinical trials in foreign countries, as we have done and may do for certain of our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

We have received orphan drug designation from the FDA for four indications for our product candidates, which are our ready-to-use glucagon for PBH and Congenital Hyperinsulinism ("CHI") and our ready-to-use diazepam for acute repetitive seizures and Dravet syndrome. We have also received orphan drug designation from the EMA for our ready-to-use glucagon for CHI and Noninsulinoma Pancreatogenous Hypoglycaemia Syndrome ("NIPHS") which includes patients with PBH. We may pursue such designation for others in specific orphan indications in which there is an unmet medical need. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Although we may seek orphan drug designation for certain additional indications, we may never receive such designation. Moreover, obtaining orphan drug designation for one indication does not mean we will be able to obtain such designation for another indication.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Two of our products, diazepam and glucagon, have been granted separate orphan drug designations by the FDA. A grant of orphan drug exclusivity related to the approval of the same active moiety and orphan drug indication may prevent us from seeking FDA approval for marketing in the United States during the exclusivity period except in the case where we are able to demonstrate, and the FDA concludes, that our drug is “clinically superior” to the approved products, e.g., safer, more effective, or providing a major contribution to patient care within the meaning of FDA regulations and guidance. In assessing whether we can demonstrate that our drug provides a “major contribution to patient care” over and above the currently approved drugs, which is evaluated by the FDA on a case by case basis, there is no one objective standard and the FDA may, in appropriate circumstances, consider such factors as convenience of treatment location, duration of treatment, patient comfort, reduced treatment burden, advances in ease and comfort of drug administration, longer periods between doses, and potential for self-administration. However, such a demonstration to overcome the seven-year market exclusivity may be difficult to establish with limited precedents and there can be no assurance that we will be successful in these efforts. Orphan drug exclusivity means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similarly, the FDA can subsequently approve a drug with the same active moiety for the same condition during the exclusivity period if the FDA concludes that the later drug is clinically superior, meaning the later drug is safer, more effective or makes a major contribution to patient care. Even with respect to the indications for which we have received orphan designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus approval of our product candidates could be blocked for seven years if another company previously obtained approval and orphan drug exclusivity for the same drug and same condition. If we do obtain exclusive marketing rights in the United States, they may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of the relevant patients. Further, exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition, the same drugs can be approved for different indications and might then be used off-label in our approved indication, and different drugs for the same condition may already be approved and commercially available.

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

Even with the FDA approval of our first product, Gvoke, in the United States and the EMA approval of Ogluo in the European Union, we may not be able to obtain or maintain foreign regulatory approvals to market our products in other countries.

We do not have any product candidates other than Gvoke approved for sale in the United States, nor any products or product candidates other than Ogluo approved for sale in any international markets, and we do not have experience in obtaining regulatory approval in international markets outside of the European Union. In order to market products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. The approval procedures vary among countries and may involve requirements for additional testing, and the time required to obtain approval may differ from country to country and from that required to obtain clearance or approval in the United States.

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

In March 2010, former President Obama signed into law the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the ACA of importance to our products and product candidates are the following:

■	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
■	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
■	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
■	expansion of healthcare fraud and abuse laws, including the False Claims Act and the federal AKS which include, among other things, new government investigative powers and enhanced penalties for non-compliance;
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

Since its enactment, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, congressional, and executive challenges. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. The U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly known as the requirement that all individuals maintain health insurance coverage or pay a penalty, referred to as the “individual mandate.” However, as a result of tax reform legislation passed in December 2017, the individual mandate’s penalty was decreased to $0, effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was decreased to $0 as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held the individual mandate is unconstitutional but remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. In March 2020, the U.S. Supreme Court agreed to hear this case, and oral arguments were held on November 10, 2020. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.

On January 20, 2017, former President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, former President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The Trump administration concluded that cost-sharing reduction ("CSR") payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them. On April 27, 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit's decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is unclear what impact these rulings may have on our business.

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

Other legislative changes have been proposed and adopted since the ACA was enacted including aggregate reductions to Medicare payments to providers of 2% per fiscal year through 2030. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, and subsequent legislation, these reductions will be suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. As the legislation currently stands, the reductions will go back into effect April 2021 and will remain in effect through 2030; however, proposed legislation, if passed, would extend this suspension until the end of the pandemic. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Since 2016, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing or delaying penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D.

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

The cost of prescription pharmaceuticals in the United States has also been the subject of considerable debate, and members of Congress have indicated that they will address such costs through new legislative measures. To date, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, improve transparency in drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products.

At the federal level, the former Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, in 2018, the Trump administration released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition and increase the negotiating power of certain federal healthcare programs. Regarding legislation, on September 25, 2019, the Senate Finance Committee introduced a bill, the Prescription Drug Pricing Reduction Action of 2019, which is intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill was introduced in the House of Representatives on September 19, 2019, House Resolution 3, the Lower Drug Costs Now Act of 2019, which would require HHS to directly negotiate drug prices with manufacturers. On December 12, 2019, the Lower Drug Costs Now Act of 2019 passed the House. It is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Regulatory agencies may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice ("DOJ"), closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or any future collaborators, do not market any of our products for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing, government investigations, or litigation. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws. On August 14, 2020, we received an untitled letter from FDA’s Office of Prescription Drug Promotion regarding a promotional television advertisement for Gvoke PFS. The letter raised concerns that the advertisement did not include sufficient risk information, made misleading claims as to the product’s ease of use, and omitted information about the seriousness of the condition for which Gvoke PFS is indicated and the circumstances when it is appropriate to administer Gvoke PFS. The television advertisement cited in the untitled letter was discontinued in March of 2020. We have submitted a response to the FDA regarding our plan to revise the advertisement at issue and are in discussions with the FDA.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with investigators, healthcare practitioners, consultants, third-party payors and customers, if any, will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws and regulations may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. These include the following:

■
Anti-Kickback Statute. The federal AKS makes it illegal for any person or entity (including a prescription drug manufacturer or a party acting on its behalf) to knowingly and willfully solicit, offer, receive or pay remuneration, directly or indirectly, in cash or in kind, in exchange for or intended to induce or reward either the referral of an individual for, or the purchase, order, prescription or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, they are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity can be found guilty of violating the AKS without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. Violations of the AKS carry potentially significant civil and criminal penalties, including imprisonment, fines, administrative civil monetary penalties, and exclusion from participation in federal healthcare programs. On December 2, 2020, the OIG published further modifications to the federal Anti-Kickback Statute in the Federal Register. Under the final rule, the OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. On the same day, CMS published a final rule that provides a safe harbor for value-based compensation agreements under the Stark Law. However, the GAO found that these final rules did not meet the sixty-day delay required under the Congressional Review Act. Additionally, on January 20, 2021, the Biden Administration issued a moratorium on all Trump-era rules that have not yet taken effect. The interplay between the GAO’s findings and the Biden Administration’s moratorium, which will determine whether these two rules are in effect, is unclear;

■	False Claims Laws. The federal civil and criminal false claims and civil monetary penalties laws, including the federal FCA, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using or causing to be made or used a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Companies that submit claims directly to payors also may be liable under the FCA for the direct submission of such claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.
■	Anti-Inducement Law. The anti-inducement law prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program.
■
HIPAA. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by HITECH and their respective implementing regulations, imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program (including private payors) or making false or fraudulent statements relating to healthcare matters. Similar to the federal AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Additionally, HIPAA, as amended by HITECH and its implementing regulations, also imposes obligations on certain covered healthcare providers, health plans, and healthcare clearinghouses (“covered entities”) and their business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information, including mandatory contractual terms and technical safeguards, with respect to maintaining the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state Attorneys General new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

■
Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to HHS information regarding any payment or other “transfer of value” made or distributed to healthcare professionals (currently defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the healthcare professionals and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain additional healthcare professionals.

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

We have conducted and may in the future conduct clinical trials in the European Union ("EU") subjecting us to additional privacy restrictions. The collection and use of personal health data in the EU are governed by the provisions of the General Data Protection Regulation ("GDPR"). This regulation imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data.

The GDPR also regulates the transfers of EU and European Economic Area ("EEA") individuals’ personal data to other countries that have been deemed by the European Commission not to provide adequate protection to personal data. The U.S. is not deemed to have adequate laws to protect personal data. We had relied upon the EU-U.S. Privacy Shield program to legitimize certain transfers of personal data from the EU and EEA to the U.S. However, on July 16, 2020, the European Court of Justice ("ECJ") invalidated the EU-U.S. Privacy Shield program that we (along with thousands of other companies) have utilized to transfer data from the EU and EEA to the U.S. in compliance with GDPR. As a result of this decision, companies like us that previously relied upon Privacy Shield will be required to use another GDPR-approved method to legitimize transfers of personal data to the U.S. and other third countries in compliance with the GDPR. Although in its ruling about the Privacy Shield, the ECJ deemed that the Standard Contractual Clauses ("SCCs") approved by the European Commission for transfers of personal data between EU controllers and non-EU processors are valid, the Court also noted that transfers made pursuant to the SCCs need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based, and there continue to be concerns about whether the SCCs (including SCCs for controller-to-controller transfers) will face additional challenges. Further, EU member state data protection authorities are empowered to evaluate the adequacy of the SCCs adopted by businesses in any specific case and they are required to suspend or ban data transfers to a third country if, in the light of all the circumstances of that transfer, the SCCs are not or cannot be complied with in that country. Until the remaining legal uncertainties regarding how to legally continue these transfers are settled, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties, including bans on processing and transferring personal data. This and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our products and services in some markets and may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain product candidates outside the United States and require us to develop and implement costly compliance programs.

We currently have operations in the United States, and we maintain relationships with CMOs in certain parts of Europe, Asia and the United States for the manufacture of our products and product candidates. The Foreign Corrupt Practices Act ("FCPA") prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The Securities and Exchange Commission ("SEC") is involved with enforcement of the books and records provisions of the FCPA and may suspend or bar issuers from having its securities traded on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

Any name we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a trademark registration from the U.S. Patent and Trademark Office ("USPTO"). The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. The FDA may object to any product name we submit if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product names, we may be required to adopt an alternative name for our product candidates. If we adopt an alternative name, we would lose the benefit of any existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

For example, we have numerous competitors in the severe hypoglycemia market, which currently include Eli Lilly’s Baqsimi®, an intranasal glucagon dry powder, Eli Lilly's GEK, Novo Nordisk’s GlucaGen HypoKit and Fresenius Kabi's glucagon emergency kit for low blood sugar. Amphastar's ANDA for generic Glucagon for Injection Emergency Kit was approved by the FDA on December 29, 2020 for the treatment of severe hypoglycemia. Zealand Pharma has submitted a New Drug Application for their dasiglucagon auto-injector HypoPal® which has been accepted by the FDA with a PDUFA target action date of March 27, 2021. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of severe hypoglycemia that compete directly or indirectly with Gvoke. Competitors may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products or product candidates, if approved, could be negatively affected and our results of operations could suffer.

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

Once an NDA, including a Section 505(b)(2) application, is approved, the product covered becomes a “listed drug” which can be cited by potential competitors in support of approval of an abbreviated new drug application ("ANDA"). FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified versions of a drug to facilitate the approval of an ANDA or other application for similar substitutes. If these manufacturers demonstrate that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our products or product candidates, they might only be required to conduct a relatively inexpensive study to show that their generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our products or product candidates. In some cases, even this limited bioequivalence testing can be waived by the FDA. Competition from generic equivalents to our products or product candidates could substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our products or product candidates. For example, Amphastar's ANDA for generic Glucagon for Injection Emergency Kit was approved by the FDA on December 29, 2020 for the treatment of severe hypoglycemia.

Recent federal legislation and actions by federal, state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

We may face competition in the United States for products and development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act ("MMA") contains provisions that call for the promulgation of regulations that expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect, unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of the HHS made such certification to Congress, and on October 1, 2020, FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code ("NDC") for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it may be used to invalidate a patent or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party pre-issuance submission of prior art to the USPTO and/or to other patent offices around the world. Alternately or additionally, we may become involved in post-grant review procedures, oppositions, derivations proceedings, reexaminations, inter partes review or interference proceedings, in the United States or elsewhere, challenging patents or patent applications in which we have rights, including patents on which we rely to protect our business. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to exclude others from using or commercializing similar or identical technology and products, or may limit the duration of the patent protection of our technology and products.

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

The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Further, the determination that a patent application or patent claim meets all of the requirements for patentability is a subjective determination based on the application of law and jurisprudence. The ultimate determination by the USPTO or by a court or other trier of fact in the United States, or corresponding foreign national patent offices or courts on whether a claim meets all requirements of patentability cannot be assured. We have not conducted searches for third-party publications, patents and other information that may affect the patentability of claims in our various patent applications and patents, so we cannot be certain that all relevant information has been identified. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patent applications and patents, in any future licensed patents or patent applications or in third-party patents.

We cannot provide assurances that any claim(s) in any of our patent applications will be found to be patentable, including over our own prior art patents, or that any such patent applications will issue as patents. Neither can we make assurances as to the scope of any claims that may issue from our pending and future patent applications nor to the outcome of any proceedings instituted by any potential third parties that could challenge the patentability, validity or enforceability of our patents and patent applications in the United States or foreign jurisdictions. Any such challenge, if successful, could limit patent protection for our products and product candidates and/or materially harm our business.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

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

A third party may claim an ownership interest in one or more of our patents or other proprietary or intellectual property rights. A third party could bring legal actions against us and seek monetary damages and/or enjoin clinical testing, manufacturing and marketing of the affected product or products. While we are presently unaware of any claims or assertions by third parties with respect to our patents or other intellectual property, we cannot guarantee that a third party will not assert a claim or an interest in any of such patents or intellectual property. If we become involved in any litigation, it could consume a substantial portion of our resources and cause a significant diversion of effort by our technical and management personnel. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license to continue to manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross-licenses to our patents. We cannot, however, assure you that any such license will be available on acceptable terms, if at all. Ultimately, we could be prevented from commercializing a product candidate or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights. Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree.

The pharmaceutical industry is characterized by frequent patent litigation, and we could become subject to litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages or prevent us from marketing our existing or future products.

Our commercial success will depend in part on not infringing the patents or violating the proprietary rights of third parties. Significant litigation regarding patent rights exists in our industry. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained or may in the future apply for and obtain patents that will prevent, limit or otherwise interfere with our ability to make and sell our products. Generally, we do not conduct independent reviews of patents issued to third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved, and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation. In the future, we may receive communications from various industry participants alleging our infringement of their patents, trade secrets, or other intellectual property rights and/or offering licenses to such intellectual property. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

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

Any litigation or claim against us, even those without merit, may cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management from our core business, and harm our reputation. In connection with such litigation or claims, we may be required to obtain licenses or make changes to our products or technologies, and if we fail to do so, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and are therefore costly, time consuming and inherently uncertain. Patent reform legislation in the United States, including the Leahy-Smith America Invents Act ("America Invents Act") signed into law in September 2011, could increase those uncertainties and costs. The America Invents Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefining prior art and providing more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the America Invents Act has reformed the United States patent law in part by changing the U.S. patent system from a “first to invent” system to a “first inventor to file” system. The first inventor to file provision, however, only became effective on March 16, 2013, so it is still not yet clear what, if any, impact the America Invents Act will have on the operations of our business. The America Invents Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.

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

We may face liability claims related to the use or misuse of our products and product candidates. These claims may be expensive to defend and may result in large judgments against us. During the course of treatment, patients using our products and product candidates could suffer adverse medical effects for reasons that may or may not be related to our products and product candidates. Our products which are commercialized face greater risks and therefore, our risk will increase upon any commercialization by us of our product candidates. Any of these events could result in a claim of liability. Any such claims against us, regardless of their merit, could result in significant costs to defend or awards against us that could materially harm our business, financial condition or results of operations. In addition, any such claims against us could result in a distraction to management, decreased demand for our products, an adverse effect on our public reputation, and/or difficulties in commercializing our products. To date, we have not received notice of any product liability claims against us. We maintain total product liability insurance coverage of $15.0 million.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis, and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act ("JOBS Act") enacted in April 2012, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We could be an “emerging growth company” for up to five years from the date of our IPO. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management's assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Employment Matters

Our business could suffer if we lose the services of key members of our senior management or if we are not able to attract and retain other key employees and consultants.

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

As of December 31, 2020, we had 180 employees. As we commercialize Gvoke and development of our product candidates continues to progress, we may need to hire additional employees as required to add depth and specialized expertise to our team. This growth could place a strain on our administrative and operational infrastructure. If the product candidates that we are developing continue to advance in clinical trials, we will need to expand our development, regulatory, manufacturing, quality, compliance, recordkeeping, information technology, training, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to develop additional relationships with various collaborators, CROs, suppliers, manufacturers and other organizations. We may not be able to establish such relationships or may incur significant costs to do so. Our ability to manage our growth will also require us to continue to improve our operational, financial and management controls, reporting systems and procedures, and other compliance programs and processes, which will further increase our operating costs. Failure to manage our growth effectively could cause us to over-invest or under-invest in infrastructure and result in losses or weaknesses in our infrastructure, which could adversely affect us. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to monitor our suppliers carefully for quality assurance, and our business could suffer.

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

During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of the Company’s common stock. As of February 28, 2021, the outstanding balance of Convertible Notes was $47.2 million. If any more or all of the Convertible Notes are converted into shares of common stock, our existing shareholders will experience immediate dilution of voting rights and the price of shares of our common stock may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of Convertible Notes may convert their Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The conversion rate for the Convertible Notes will initially be 326.7974 shares of our common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $3.06 per share of common stock, and is subject to adjustment under the terms of the Convertible Notes. In the event of certain circumstances, we will increase the conversion rate, provided that the conversion rate will not exceed 367.6470 shares of our common stock per $1,000 principal amount of Convertible Notes. Because the conversion rates of the Convertible Notes adjust upward upon the occurrence of certain events, our existing shareholders may experience more dilution if any or all of the Convertible Notes are converted into shares of common stock after the adjusted conversion rate became effective.

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

As of December 31, 2020, we had federal net operating loss carryforwards of $284.8 million and various state net operating loss carryforwards of $220.6 million. If not utilized, the federal net operating losses generated in taxable years beginning on or before December 31, 2017 will expire at various dates between 2025 and 2037, and these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal net operating losses generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely; however, such net operating losses may only offset up to 80% of taxable income in taxable years beginning after December 31, 2020. As of December 31, 2020, we had $8.0 million and $1.7 million of federal and state income tax credits, respectively, to reduce future tax liabilities. If not utilized, these carryforwards will expire at various dates between 2025 and 2038, and these tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ("Code") and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Our existing net operating losses or credits may be subject to limitations arising from previous ownership changes, and if we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our net operating losses or credits could be further limited by Sections 382 and 383 of the Code. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits.

Changes in tax law may adversely affect us or our investors.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service ("IRS") and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. For example, on March 27, 2020, former President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

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

General Risk Factors

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act") and we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company,” (i) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) we will be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (iii) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iv) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

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

ITEM 2. PROPERTIES

Our principal office is located in Chicago, Illinois and occupies approximately 41,000 square feet of leased space. The lease term expires on June 30, 2031. In the fourth quarter of 2020, we relocated our research and development laboratory site from San Diego, California to Chicago. Our research and development laboratory site in Chicago occupies approximately 10,887 square feet of leased space under a 156-month lease through December 2033. We currently believe that our offices are suitable and adequate to meet our needs.

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

Holders of Record

On March 5, 2021, there were approximately 47 stockholders of record of our common stock and the closing price of our common stock was $4.84 per share as reported by The Nasdaq Global Select Market. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Recent Sales of Unregistered Securities

We did not sell any of our unregistered securities during the year ended December 31, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the year ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

Reserved.

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
We are a specialty pharmaceutical company delivering innovative solutions to simplify the experience of administering important therapies that people rely on every day around the world. With novel technology platforms, XeriSol™ and XeriJect™, that enable ready-to-use, room-temperature stable formulations of injectable and infusible therapies, we are advancing a portfolio of solutions in various therapeutic categories. Our first product, Gvoke®, delivers ready-to-use glucagon via a pre-filled syringe ("Gvoke PFS") or auto-injector ("Gvoke HypoPen®") for the treatment of severe hypoglycemia, a potentially life-threatening condition, in people with diabetes. Gvoke was approved in September 2019 by the U.S. Food & Drug Administration ("FDA") for the treatment of severe hypoglycemia in pediatric and adult patients with diabetes ages two years and older. We began the field launch of Gvoke PFS and Gvoke HypoPen in January 2020 and July 2020, respectively, and each is available in two doses: a 0.5 mg/0.1 mL dose for pediatric patients and a 1 mg/0.2 mL dose for adolescent and adult patients. On February 11, 2021 the European Commission ("EC") granted a marketing authorization for Ogluo® (glucagon) for the treatment of severe hypoglycemia in adults, adolescents, and children aged two years and over with diabetes mellitus. We currently plan to commercially launch Ogluo in select European countries beginning in the fourth quarter of 2021. We are also continuing to evaluate additional applications of our ready-to-use glucagon formulation to address needs in hypoglycemia and related conditions. In addition, we are applying our technology platforms to other commercially available drugs to enable more convenient and patient-friendly subcutaneous ("SC") and intramuscular ("IM") routes of administration, including the development of products to address unmet needs in both diabetes and epilepsy. We own the rights to our proprietary formulation technology platforms, Gvoke, and our product candidates domestically and internationally, with 117 patents issued globally, including a composition of matter patent covering our ready-to-use glucagon formulation that expires in 2036.
Our formulation technologies have broad applicability across many therapeutic areas. There is increasing interest in our technology platforms by other drug development companies that seek higher drug concentrations and drug combinations in subcutaneous forms. In addition to use of these technologies for development of our own product candidates, we are currently conducting three technology platform collaboration projects with top tier pharmaceutical companies. Additional projects are under discussion with both large pharmaceutical and specialized biotech companies.
Our key priority is continuing the successful commercialization of our first product, Gvoke, for the treatment of severe hypoglycemia, while increasing the adoption and penetration of emergency glucagon therapy, by offering a glucagon product that better meets the needs of patients and caregivers.
We have built a commercial organization, including hiring individuals in commercial operations and sales and marketing, to support the commercialization of Gvoke in the United States. Outside the United States we may commercialize Ogluo with internal resources and/or pursue a commercialization partner in order to broaden the availability of Ogluo to more European countries. We currently contract with third parties for the manufacture, assembly, testing, packaging, storage and distribution of our products.
Since our inception in 2005, we have devoted substantially all of our resources to research and development initiatives, undertaking preclinical studies of our product candidates, conducting clinical trials of our most advanced product candidates, organizing and staffing our company, raising capital and commercializing our first product, Gvoke.
We have funded our operations to date primarily with proceeds from the sale of our preferred and common stock and debt financing. We have received gross proceeds of $226.0 million from public equity offerings of our common stock (including our June 2018 initial public offering ("IPO") and our February 2019, February 2020 and June 2020 offerings), $104.9 million from sales of our preferred stock, $86.3 million from our June 2020 Convertible Notes offering and $60.0 million from the Amended and Restated Loan and Security Agreement (as amended, the "Amended Loan Agreement"), of which $20 million was repaid in June 2020. In August 2019, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC"), which covers the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, which we refer to as the "Shelf". We simultaneously entered into a Sales Agreement with Jefferies LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $50.0 million of our common stock from time to time in at-the-market offerings under the Shelf.

In February 2020, we completed an equity offering and sold 10,299,769 shares of common stock, including 1,299,769 shares pursuant to the underwriters’ option to purchase additional shares of common stock. Net proceeds from the offering were $39.9 million. In June 2020, we completed a public notes offering and sold $86.3 million aggregate principal amount of 5.00% Convertible Senior Notes, including $11.3 million pursuant to the underwriters' option to purchase additional notes which was exercised in full in July 2020. Concurrent with the public notes offering, in June 2020 we completed an equity offering and sold 8,510,000 shares of common stock, including 1,110,000 shares pursuant to the underwriters’ option to purchase additional shares of common stock which also was exercised in full in July 2020. Gross proceeds from the equity offering were $23.1 million. Net proceeds from both June 2020 offerings were $102.8 million. There currently remains $96.1 million available for future offerings under the Shelf. During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of the Company’s common stock. As of December 31, 2020, the outstanding balance of Convertible Notes was $47.2 million. In October 2020, we entered into a fourth amendment to the Amended Loan Agreement, which provided for an additional $3.5 million term loan which was drawn in November 2020. As of December 31, 2020, the outstanding balance under the Amended Loan Agreement was $43.5 million.
For the years ended December 31, 2020 and 2019, we reported net losses of $91.1 million and $125.6 million, respectively. We have not been profitable since inception, and, as of December 31, 2020, our accumulated deficit was $337.4 million. In the near term, we expect to continue to incur significant expenses, operating losses and net losses as we:

■    continue our marketing and selling efforts related to commercialization of Gvoke;
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

Impact of COVID-19

The current novel coronavirus (“COVID-19”) pandemic has presented a substantial public health and economic challenge around the world and has impacted our business operations, employees, patients and communities as well as the global economy and financial markets. The COVID-19 pandemic continues to evolve and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures.

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

We believe that customer demand for Gvoke has been adversely impacted by the COVID-19 pandemic due to the disruption the pandemic has caused in patients' normal access to healthcare as well as our sales and marketing personnel's access to customers. Initially, we suspended in-person interactions by our sales and marketing personnel in healthcare settings. We are engaging with these customers remotely, via webinar programs and virtual meetings, as we seek to continue to support healthcare professionals and patient care. As parts of the country reopened, some of our sales and marketing personnel began to reengage with a limited number of in-person interactions. However, with the resurgence of COVID-19 in many areas, our ability to connect with our customers in person became much more limited and we are currently back to almost exclusively remote interactions. Remote interactions generally are not as effective as in-person interactions. In addition, several conferences and other programs at which we intended to market Gvoke have been postponed, canceled and/or transitioned to virtual meetings. We also have revised our patient copay assistance program to offer a copay card with a buy-down to $0 for commercially eligible patients in response to the COVID-19 pandemic.

As the COVID-19 pandemic unfolded, we moved quickly to transition our employees to a remote work-from-home environment excluding essential services, such as personnel in our laboratory. For those employees, we have implemented safety measures designed to comply with applicable federal, state and local guidelines in response to the COVID-19 pandemic. We may be required to take additional actions that may impact our operations as required by applicable laws or regulations or which we determine to be in the best interests of our employees.

We have incurred operating losses since inception, and we have an accumulated deficit of $337.4 million at December 31, 2020. Although we believe that our cash, cash equivalents, investments, and expected revenue from sales of Gvoke will enable us to fund our operating and capital expenditure requirements for at least the next 12 months, we cannot predict the impact of the COVID-19 pandemic on our future results of operations and financial condition due to a variety of factors, including the health of our employees, the ability of suppliers to continue to operate and deliver, the ability of Xeris and our customers to maintain operations, continued access to transportation resources, the changing needs and priorities of customers, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. As further detailed in "Liquidity and Capital Resources" below, we have relied on equity and debt financing for our funding to date and completed concurrent convertible debt and equity offerings in June/July 2020 under which we raised gross proceeds of $109.4 million. Given the impact of COVID-19 on the U.S. and global financial markets, we may be unable to access further equity or debt financing if and when needed. In addition, in order to conserve cash, we implemented measures to reduce spending, we delayed or suspended projects, and we adopted a deferred compensation plan under which a select group of management and our non-employee directors may defer receiving all or a portion of their cash compensation. Our chief executive officer, Paul Edick, deferred approximately 85% of his cash compensation for the majority of 2020 to reduce cash burn, and other members of our executive team and board of directors also deferred a significant portion of their compensation. In addition, in April 2020, we entered into the U.S. Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) Note (the “Note”) with Silicon Valley Bank (the “Lender”) for a loan in the amount of $5.1 million (the “PPP Loan”), enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) to retain employees, maintain payroll and make lease and utility payments in accordance with the relevant terms and conditions of the CARES Act. In May 2020, we repaid $0.9 million of the PPP Loan, and in June 2020 we repaid the remaining $4.2 million outstanding under the PPP Loan out of proceeds from our concurrent convertible debt and equity offerings.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our operations and the operations of our customers, suppliers, vendors and business partners. We may take further precautionary and preemptive actions as may be required by federal, state or local authorities. In addition, we have taken and continue to take steps to try and minimize the current environment’s impact on our business, including devising contingency plans and backup resources.

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

Components of our Results of Operations

Net Sales

Net sales represent gross product sales less estimated allowances for patient copay assistance programs, prompt payment discounts, payor rebates, chargebacks, service fees, and product returns, all of which are recorded at the time of sale to the pharmaceutical wholesaler or other customer. We apply significant judgments and estimates in determining some of these allowances. If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future. See "Critical Accounting Policies and Use of Estimates and Assumptions" for further information regarding the significant judgments and estimates involved in the determination of net sales.

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

■    expenses incurred under agreements with contract research organizations ("CROs") as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;
■    personnel-related expenses, which include salaries, benefits and stock-based compensation;
■    laboratory materials and supplies used to support our research activities;
■    outsourced product development services;
■    expenses relating to regulatory activities, including filing fees paid to regulatory agencies; and
■    allocated expenses for facility-related costs.

Research and development activities are central to our business model. We expect to continue to incur significant research and development expenses as we continue to plan and conduct clinical trials, prepare regulatory filings for our product candidates, and utilize internal resources to support these efforts. Our research and development costs have declined as compared to previous levels as a result of directing significant funding to our commercial activities, with the approval and launch of our first product, Gvoke, and as we have concluded ongoing clinical programs and not initiated any new studies as we finalize our discussions with the FDA on go-forward development requirements. We expect to continue to incur research and development expenses as we continue to advance our pipeline candidates.

Our research and development expenses may vary significantly over time due to uncertainties relating to the timing and results of our clinical trials, feedback received from interactions with the FDA and the timing of regulatory approvals.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of compensation and related personnel costs, marketing and selling expenses, professional fees and facility costs not otherwise included in cost of goods sold or research and development expenses. Our selling and marketing costs have increased significantly as we continue our marketing and selling efforts for Gvoke in the United States. We expect to continue to incur significant marketing and selling expenses in the near term related to the commercialization of Gvoke both in and outside the United States.

As a public reporting company, we have incurred greater expenses, including increased payroll, legal and compliance, accounting, insurance and investor relations costs. We expect some of these costs to continue to increase in conjunction with our anticipated growth as a public reporting company.

Other Income (Expense)

Other income (expense) consists primarily of interest expense related to our convertible debt and loan agreements, interest income earned on deposits and investments, and the change in fair value of our warrants.

Income Tax

We have incurred operating losses since inception and therefore do not have any taxable income. As of December 31, 2020, we had $284.8 million in federal net operating loss carryforwards, $220.6 million of various state net operating loss carryforwards, $8.0 million in federal research and orphan drug credits that begin to expire in 2025, and $1.7 million of state research and development credits that will begin to expire in 2022.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019	$ Change

Net sales	$20,155	$1,627	$18,528
Grant and other income	280	1,095	(815)
Cost of goods sold	9,328	1,603	7,725
Gross profit	11,107	1,119	9,988

Operating expenses:
Research and development	20,921	60,438	(39,517)
Selling, general and administrative	73,732	63,061	10,671
Total operating expenses	94,653	123,499	(28,846)
Loss from operations	(83,546)	(122,380)	38,834
Other income (expense):
Interest and other income	2,965	2,813	152
Interest expense	(10,660)	(7,163)	(3,497)
Change in fair value of warrants	(9)	692	(701)
Total other income (expense)	(7,704)	(3,658)	(4,046)
Net loss before benefit from income taxes	(91,250)	(126,038)	34,788
Benefit from income taxes	110	458	(348)
Net loss	$(91,140)	$(125,580)	$34,440

Net Sales

We commercially launched Gvoke PFS and Gvoke HypoPen for the treatment of severe hypoglycemia in people with diabetes in November 2019 and July 2020, respectively. Total net sales of Gvoke were $20.2 million and $1.6 million for the years ended December 31, 2020 and 2019, respectively. Net sales represent gross product sales less estimated allowances for patient copay assistance programs, prompt payment and other discounts, payor rebates, chargebacks, service fees, and product returns, all of which are recorded at the time of sale to the pharmaceutical wholesaler or other customer. We apply significant judgments and estimates in determining some of these allowances. If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future.

Grant and Other Income

Grant and other income decreased by $0.8 million for the year ended December 31, 2020 when compared to the year ended December 31, 2019, primarily due to the completion of grant programs in the first quarter of 2020.

Cost of Goods Sold

Cost of goods sold was $9.3 million for the year ended December 31, 2020, which included $2.3 million related to excess and obsolete inventory and under-absorbed overhead costs of $1.5 million. Cost of goods sold was $1.6 million for the year ended December 31, 2019, which included under-absorbed overhead costs of $0.6 million. Manufacturing costs for Gvoke incurred prior to approval and initial commercialization were expensed as incurred as research and development expenses.

Research and Development Expenses

Research and development expenses decreased $39.5 million for the year ended December 31, 2020 when compared to the year ended December 31, 2019. The decrease was primarily driven by expenses incurred in the prior year for the manufacturing of Gvoke prior to commercialization of $14.0 million, decreased expenses associated with our clinical trials of $13.7 million, a reduction of manufacturing batches and supplies needed for preclinical and clinical trials of $10.3 million, and an increase in the allocation of certain personnel and facilities costs to costs of goods sold of $2.3 million, partially offset by restructuring expenses of $1.0 million in the current year related to the relocation of our laboratory from San Diego to Chicago.
Selling, General and Administrative Expenses

Selling, general and administrative costs increased $10.7 million for the year ended December 31, 2020 when compared to the year ended December 31, 2019. The increase was primarily driven by an increase in compensation and related personnel costs of $12.0 million due to additional headcount to support commercialization efforts of Gvoke and increased FDA registration fees of $1.0 million, partially offset by decreases in marketing and selling expenses of $3.9 million due to the costs incurred in the prior year for the initial launch of Gvoke and decreased expenses related to conferences and programs due to the COVID-19 pandemic.

Other Income (Expense)

For the year ended December 31, 2020, interest and other income increased $0.2 million in comparison to the year ended December 31, 2019, primarily as a result of a legal settlement of $1.5 million, partially offset by lower interest income as a result of lower average balances in cash equivalents and investments and lower interest rates.

For the year ended December 31, 2020, interest expense increased $3.5 million in comparison to the year ended December 31, 2019, primarily due to a loss on conversion of convertible debt of $2.6 million in the current year, interest on the convertible notes issued in the June 2020 offering of $1.9 million, a loss on extinguishment of debt of $0.7 million in the current year, and increased borrowing levels under the Amended Loan Agreement, partially offset by a loss on extinguishment of debt of $2.3 million in the prior year.

Liquidity and Capital Resources

Our primary uses of cash are to fund costs related to the manufacturing, marketing and selling of Gvoke, the research and development of our product candidates, general and administrative expenses and working capital requirements. Historically, we have funded our operations primarily through private placements of convertible preferred stock, public equity offerings of common stock, and issuance of debt. In June 2018, we completed our IPO of 6,555,000 shares of our common stock at a price of $15.00 per share for aggregate net proceeds of $88.9 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In February 2019, we completed an equity offering and sold an aggregate of 5,996,775 shares of common stock at a price of $10.00 per share. Net proceeds from this equity offering were $55.5 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In September 2019, we entered into the Amended Loan Agreement that provides for term loans of up to an aggregate of $85.0 million, of which $60.0 million was drawn in September 2019 and of which $20.0 million was repaid in June 2020. We become eligible to draw the second tranche of $15.0 million and the third tranche of $10.0 million if certain revenue targets are achieved prior to March 31, 2021 and June 30, 2021, respectively. We currently do not anticipate that such milestones will be achieved. In August 2019, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, which we refer to as the "Shelf". We simultaneously entered into a Sales Agreement with Jefferies LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $50.0 million of our common stock from time to time in "at-the-market" offerings under the Shelf. As of December 31, 2020, we have sold an aggregate of 204,427 shares of common stock in at-the-market offerings under the Shelf for gross proceeds of $1.8 million.

In February 2020, we completed an equity offering and sold 10,299,769 shares of common stock. Net proceeds from this equity offering were $39.8 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In June 2020, we completed a public notes offering and sold $86.3 million aggregate principal amount of 5.00% Convertible Senior Notes, including $11.3 million pursuant to the underwriters' option to purchase additional notes which was fully exercised in July 2020. Concurrently with the public notes offering, in June 2020, we completed an equity offering and sold 8,510,000 shares of common stock, including 1,110,000 shares pursuant to the underwriters’ option to purchase additional shares of common stock which also was fully exercised in July 2020. Net proceeds from both June 2020 offerings (including the net proceeds from the exercise of the underwriters' over-allotment options in July 2020) were $102.8 million after deducting underwriting discounts and commissions as well as other offering expenses. During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of the Company’s common stock. As of December 31, 2020, the outstanding balance of Convertible Notes was $47.2 million. In October 2020, we entered into a fourth amendment to the Amended Loan Agreement which, provided for an additional $3.5 million term loan which was drawn in November 2020. As of December 31, 2020, the outstanding balance under the Amended Loan Agreement was $43.5 million.
Capital Resources and Funding Requirements

We have incurred operating losses since inception, and we have an accumulated deficit of $337.4 million at December 31, 2020. Based on our current operating plans and existing working capital at December 31, 2020, we believe that our cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months. We expect to incur substantial additional expenditures in the near term to support the marketing and selling of Gvoke and our ongoing research and development activities. We expect to continue to incur net losses for at least the next 12 months. Our ability to fund our product development and clinical operations, including completion of future clinical trials, as well as marketing and selling Gvoke and commercialization of our product candidates, if approved, will depend on the amount and timing of cash received from future financings. Our future capital requirements will depend on many factors, including:

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

Cash Flows

	Years Ended December 31,
(in thousands)	2020	2019

Net cash used in operating activities	$(80,558)	$(104,346)
Net cash used in investing activities	(27,405)	(2,383)
Net cash provided by financing activities	126,064	80,530

The decrease in cash used in operating activities for the year ended December 31, 2020 was primarily driven by decreased spending in research and development and net sales of Gvoke, partially offset by increased marketing, selling and manufacturing costs related to the commercialization of Gvoke. For a discussion regarding the net sales of Gvoke and increases in spending, refer to "Results of Operations" included in this Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

The increase in net cash used in investing activities for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to a decrease in sales and maturities of investments.

The increase in cash provided by financing activities for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to the net proceeds of $81.2 million from the June 2020 convertible debt offering, the net proceeds of $39.9 million and $21.6 million from the February 2020 and June 2020 equity offerings of our common stock, respectively, and proceeds of $3.5 million from the drawdown on the October 2020 amendment to the Amended Loan Agreement, partially offset by the paydown of principal on the Amended Loan Agreement in June 2020 of $20.0 million, as compared to the net proceeds of $57.2 million from the 2019 equity offerings of our common stock and net proceeds from the issuance of long-term debt of $22.6 million in September 2019.

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

Revenue recognition

We apply the guidance in ASC 606 to all contracts with customers within the scope of the standard. We sell our product, Gvoke, which is available in two presentations, a pre-filled syringe (Gvoke PFS) and an auto-injector (Gvoke HypoPen), primarily to pharmaceutical wholesalers. These wholesalers then resell our products to their customers, such as retail pharmacies. In addition, we enter into arrangements with payors, group purchasing organizations, and healthcare providers that provide for government-mandated or privately negotiated rebates, chargebacks and discounts related to our products. We currently sell Gvoke in the U.S. only.

Revenue is recognized when our customer (e.g., a wholesaler) obtains control of promised goods or services, which is when our obligations under the terms of our contract with the customer are satisfied, based on the consideration we expect to receive in exchange for those goods or services. The estimated net sales price is generally based on a list or fixed price less estimates of variable consideration (e.g., patient copay assistance, prompt payment and other discounts, payor rebates, chargebacks, service fees and product returns). The estimates of variable consideration are subject to a constraint such that some or all of the estimated amount of variable consideration will only be included in the transaction price to the extent that it is probable that a significant reversal of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of significant management judgment and other market data.

Net sales represent gross product sales less estimated allowances for patient copay assistance programs, prompt payment and other discounts, payor rebates, chargebacks, service fees, and product returns, all of which are recorded at the time of sale to the pharmaceutical wholesalers or other customer. We apply significant judgments and estimates in determining some of these allowances. If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future.

    Patient Copay Assistance Program

We offer a savings program to commercially insured patients under which the cost of a prescription to a patient is discounted. We reimburse pharmacies for this discount through a third-party vendor. We record an accrual to reduce gross sales for the estimated copay on units sold to wholesalers and other customers. The estimate is based on estimated percentages of products that will be prescribed to qualified patients, expected patient utilization of the discount program, average assistance paid based on reporting from the third-party vendor as well as industry data and levels of inventory in the distribution channel. Accrued copay fees are recorded as a reduction of revenue and included in accrued trade discounts and rebates on the consolidated balance sheets.

    Prompt Payment Discounts

As an incentive for prompt payment, we offer a discount to most customers. We expect that all eligible customers will comply with the contractual terms to earn the discount and, therefore, we accrue the discount on all eligible sales. We record the discount as an allowance against trade accounts receivable on the consolidated balance sheets and as a reduction of revenue.

    Commercial Rebates

We contract with certain private payor organizations, primarily insurance companies and pharmacy benefits managers, to provide rebates with respect to utilization of Gvoke and contracted formulary status. We accrue estimated rebates based on contract rates, estimated percentages of products that will be prescribed to qualified patients and estimated levels of inventory in the distribution channel and record the rebate as a reduction of revenue. Accrued commercial rebates are included in accrued trade discounts and rebates on the consolidated balance sheets.

    Government Rebates

We participate in certain federal and state government rebate programs such as the Medicaid Drug Rebate Program, TRICARE Retail Refunds Program, and Medicare Part D Program. We accrue estimated rebates based on estimated percentages of product sold to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that will be prescribed to qualified patients and record the rebates as a reduction of revenue. Accrued government rebates are included in accrued trade discounts and rebates on the consolidated balance sheets.

    Chargebacks

We have arrangements with certain commercial and government entities that allow them to buy our products directly from wholesalers at specific prices. These entities purchase products through wholesalers at the discounted price, and the wholesalers charge the difference between their acquisition cost and the discounted price back to us. We accrue estimated chargebacks based on estimated percentages of product sold to these entities, contract prices, and estimated levels of inventory in the distribution channel and record the chargebacks as a reduction of revenue. Accrued chargebacks are recorded as an allowance against trade receivables on the consolidated balance sheets.

    Service Fees

We record service fees paid to our wholesaler customers for distribution and inventory management services as a reduction to revenue. We accrue estimated service fees based on contractually determined amounts. Accrued service fees are included in accrued trade discounts and rebates on the consolidated balance sheets.

    Product Returns

Consistent with industry practice, our customers generally have the right to return product during the period beginning six months prior to its expiration date and up to one year after its expiration date. As our products are newly launched and we do not have history of product returns, we estimate the provision for returns based on factors related to the launch of our products, third-party industry data for comparable products in the market and estimated channel inventory data. As we distribute our products and establish historical sales over a longer period of time, we will be able to place more reliance on historical purchasing and return patterns of our customers when evaluating our reserves for product returns. In a reporting period, we may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels, inventory dating, prescription data, the expiration dates of product currently being shipped, price changes of competitive products and introductions of generic products. While we believe that our returns reserve is sufficient to avoid a significant reversal of revenue in future periods, if we were to increase or decrease the rate by 1%, it would have a $0.2 million impact on revenue in the year ended December 31, 2020. We record estimated sales returns in accrued returns reserve on the consolidated balance sheets and as a reduction of revenue.
Research and development accruals
Research and development expenses are expensed as incurred. Research and development expenses include salaries and related personnel costs, consulting fees, fees paid for contract research and development services including those for preclinical and clinical trials, laboratory equipment and facilities costs, and other external costs. In addition, manufacturing costs for Gvoke prior to approval and initial commercialization were expensed as research and development expenses.
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
Stock-based compensation expense
The following table summarizes the reporting of total stock-based compensation expense resulting from employee stock options, restricted stock units, and employee stock purchases under the employee stock purchase plan (in thousands):

	Years Ended December 31,
	2020	2019

Cost of goods sold	$151	$—
Research and development	1,229	1,168
Selling, general and administrative	6,893	5,316
Total stock-based compensation expense	$8,273	$6,484

We account for our stock-based compensation awards in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their grant date fair values. We estimate the grant date fair value of each option award using the Black-Scholes option-pricing model. We recognize stock-based compensation expense, equal to the grant date fair value of stock options, on a straight-line basis over the requisite service period. We account for forfeitures as they are incurred.
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
∎    Expected Volatility. As we have limited trading history for our common stock, the expected stock price volatility assumption is determined based on the historical volatilities of a peer group of publicly traded companies for the period of the term prior to our IPO in June 2018 as well as the historical volatility of our own common stock since we began trading subsequent to our IPO. In evaluating similarity, we consider factors such as stage of development, risk profile, enterprise value and position within the industry. We intend to continue to consistently apply this process using the same public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available.
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

JOBS ACT ACCOUNTING ELECTION
In April 2012, the Jumpstart Our Business Startups Act of 2012 ("JOBS Act") was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of such extended transition period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

Cash and Cash Equivalents and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash and cash equivalents and investments outstanding at December 31, 2020 would increase or decrease interest income by approximately $1.3 million on an annual basis.

Long-term Debt—Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. Based on our outstanding borrowings pursuant to the Amended Loan Agreement at December 31, 2020, interest is incurred at a floating per annum rate in an amount equal to the sum of 6.25% plus the greater of (a) 2.43% and (b) the thirty-day U.S. Dollar LIBOR rate. A one-percentage point increase in interest rates would have no impact on interest expense on an annual basis as the thirty-day U.S. Dollar LIBOR rate at December 31, 2020 was 0.14%, which including a one-percent point increase would remain below 2.43%. Interest on the Convertible Notes is assessed at a fixed rate of 5.0% annually and therefore does not subject us to interest rate risk.

Foreign Exchange Risk

We contract with contract research organizations outside the United States. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2020, we had immaterial liabilities denominated in the Australian Dollar. Net foreign currency gains and losses did not have a material effect on our results of operations for the year ended December 31, 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Xeris Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Xeris Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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
Chicago, Illinois
March 9, 2021

XERIS PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(in thousands, except share and par value)

	December 31, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$37,598	$19,519
Short-term investments	96,190	56,030
Trade accounts receivable, net	6,875	4,693
Inventory	8,353	2,176
Prepaid expenses and other current assets	3,196	5,065
Total current assets	152,212	87,483
Investments	—	13,231
Property and equipment, net	6,707	7,853
Other assets	232	420
Total assets	$159,151	$108,987

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,117	$5,603
Other accrued liabilities	15,895	18,119
Accrued trade discounts and rebates	5,984	1,375
Accrued returns reserve	2,889	1,957
Other current liabilities	322	284
Total current liabilities	28,207	27,338
Long-term debt, net of unamortized debt issuance costs	87,021	58,305
Deferred rent	6,629	7,076
Other liabilities	3,533	1,832
Total liabilities	125,390	94,551

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock—par value $0.0001, 10,000,000 shares authorized and no shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock—par value $0.0001, 150,000,000 shares authorized as of December 31, 2020 and 2019, respectively; 59,611,202 and 27,214,523 shares issued and outstanding as of December 31, 2020 and 2019, respectively	6	3
Additional paid in capital	371,134	260,635
Accumulated deficit	(337,385)	(246,245)
Accumulated other comprehensive income	6	43
Total stockholders’ equity	33,761	14,436
Total liabilities and stockholders’ equity	$159,151	$108,987

The accompanying notes are an integral part of the consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019
Net sales	$20,155	$1,627
Grant and other income	280	1,095
Cost of goods sold	9,328	1,603
Gross profit	11,107	1,119
Operating expenses:
Research and development	20,921	60,438
Selling, general and administrative	73,732	63,061
Total operating expenses	94,653	123,499
Loss from operations	(83,546)	(122,380)
Other income (expense):
Interest and other income	2,965	2,813
Interest expense	(10,660)	(7,163)
Change in fair value of warrants	(9)	692
Total other income (expense)	(7,704)	(3,658)
Net loss before benefit from income taxes	(91,250)	(126,038)
Benefit from income taxes	110	458
Net loss	$(91,140)	$(125,580)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	(10)	93
Foreign currency translation adjustments	(27)	2
Comprehensive loss	$(91,177)	$(125,485)

Net loss per common share - basic and diluted	$(2.14)	$(4.81)

Weighted average common shares outstanding - basic and diluted	42,642,901	26,110,297

The accompanying notes are an integral part of the consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	20,808,366	$2	$196,121	$(52)	$(120,665)	$75,406
Net loss	—	—	—	—	(125,580)	(125,580)
Issuance of common stock upon equity offerings	6,201,202	1	57,226	—	—	57,227
Exercise and vesting of stock options	128,307	—	254	—	—	254
Exercise of warrants	3,041	—	18	—	—	18
Stock-based compensation	—	—	6,484	—	—	6,484
Issuance of common stock through employee stock purchase plan	73,607	—	532	—	—	532
Other comprehensive income	—	—	—	95	—	95
Balance, December 31, 2019	27,214,523	$3	$260,635	$43	$(246,245)	$14,436
Net loss	—	—	—	—	(91,140)	(91,140)
Issuance of common stock upon equity offerings	18,809,769	2	61,512	—	—	61,514
Issuance of common stock upon conversion of convertible notes	13,171,791	1	39,936	—	—	39,937
Exercise and vesting of stock options	100,866	—	172	—	—	172
Vesting of restricted stock units and related repurchases	21,449	—	(63)	—	—	(63)
Stock-based compensation	—	—	8,273	—	—	8,273
Issuance of common stock through employee stock purchase plan	292,804	—	669	—	—	669
Other comprehensive loss	—	—	—	(37)	—	(37)
Balance, December 31, 2020	59,611,202	$6	$371,134	$6	$(337,385)	$33,761

The accompanying notes are an integral part of the consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(91,140)	$(125,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,467	1,078
Amortization of investments	84	(686)
Amortization of debt issuance costs	980	948
Stock-based compensation	8,273	6,484
Loss on conversion of convertible debt	2,124	—
Loss on extinguishment of debt	443	2,324
Change in fair value of warrants	9	(692)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,182)	(4,693)
Prepaid expenses and other current assets	925	(960)
Inventory	(5,143)	(2,176)
Accounts payable	(2,486)	4,737
Other accrued liabilities	(2,207)	8,912
Accrued trade discounts and rebates	4,609	1,375
Accrued returns reserve	932	1,957
Deferred rent	(447)	1,012
Other	3,201	1,614
Net cash used in operating activities	(80,558)	(104,346)
Cash flows from investing activities:
Capital expenditures	(377)	(1,107)
Purchases of investments	(101,773)	(102,472)
Sales and maturities of investments	74,745	101,196
Net cash used in investing activities	(27,405)	(2,383)
Cash flows from financing activities:
Proceeds from equity offerings	65,891	61,692
Payments of equity offering costs	(4,315)	(4,465)
Proceeds from issuance of debt	94,839	60,000
Repayment of debt	(25,089)	(35,000)
Payments of debt issuance costs	(5,603)	(2,381)
Payments of debt conversion costs	(400)	—
Proceeds from issuance of employee stock purchase plan shares	669	532
Proceeds from exercise of stock awards	135	152
Repurchase of common stock withheld for taxes	(63)	—
Net cash provided by financing activities	126,064	80,530
Effect of exchange rate changes on cash and cash equivalents	(22)	2
Increase (decrease) in cash and cash equivalents	18,079	(26,197)
Cash and cash equivalents, beginning of period	19,519	45,716
Cash and cash equivalents, end of period	$37,598	$19,519
Supplemental schedule of cash flow information:
Cash paid for interest	$4,555	$3,717
Supplemental schedule of non-cash investing and financing activities:
Tenant improvement allowance	$—	$5,658
Issuance of stock for conversion of debt	$37,812	$—
Accrued debt issuance costs	$347	$1,800

The accompanying notes are an integral part of the consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
December 31, 2020

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
Since its inception, the Company has devoted substantially all of its resources to research and development initiatives, undertaking preclinical studies of its product candidates, conducting clinical trials of its most advanced product candidates, organizing and staffing the Company, raising capital and commercializing its first product, Gvoke®, which was approved by the FDA in September 2019. Gvoke delivers ready-to-use glucagon via a commercially available pre-filled syringe or auto-injector for the treatment of severe hypoglycemia, a potentially life-threatening condition. The Company commercially launched Gvoke pre-filled syringe ("Gvoke PFS") in November 2019 and auto-injector ("Gvoke HypoPen®") in July 2020. The Company has financed its operations primarily through the issuance of its common stock, convertible debt, convertible preferred stock, and debt financing.

The Company has incurred operating losses since inception and has an accumulated deficit of $337.4 million as of December 31, 2020. The Company expects to continue to incur net losses for at least the next 12 months. Based on the Company’s current operating plans and existing working capital at December 31, 2020, the Company believes its cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months.

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
The ongoing global outbreak of the novel coronavirus disease (“COVID-19”) has resulted in significant governmental measures being implemented to control the spread of the virus and has caused the Company to modify its business practices (including remote work for most of its employees). While we cannot predict their scope and severity, these developments and measures could materially and adversely affect our business, our results of operations and our financial condition. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and are taking steps to minimize its impact on our business. However, the extent to which COVID-19 impacts our business, results of operations or financial condition will depend on the extent and severity of the continued spread of COVID-19 globally, the effectiveness of actions taken to contain the pandemic or treat its impact, and the resulting economic consequences, among others. Furthermore, if we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

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

Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

Basis of Consolidation

These consolidated financial statements include the financial statements of Xeris Pharmaceuticals, Inc. and its subsidiary, Xeris Pharmaceuticals Australia Pty Ltd. All intercompany transactions have been eliminated.

XERIS PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
December 31, 2020

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

Revenue recognition

The Company applies the guidance in ASC 606 to all contracts with customers within the scope of the standard. The Company sells its product, Gvoke, which is available in two presentations, a pre-filled syringe (Gvoke PFS) and an auto-injector (Gvoke HypoPen), primarily to pharmaceutical wholesalers. These wholesalers then resell the Company’s products to their customers, such as retail pharmacies. In addition, the Company enters into arrangements with payors, group purchasing organizations, and healthcare providers that provide for government-mandated or privately-negotiated rebates, chargebacks and discounts related to the Company’s products. The Company currently sells Gvoke in the U.S. only.

Revenue is recognized when the Company's customer (e.g., a wholesaler) obtains control of promised goods or services, which is when our obligations under the terms of the contract with the customer are satisfied, based on the consideration the Company expects to receive in exchange for those goods or services. The estimated net sales price is generally based upon a list or fixed price less estimates of variable consideration (e.g., patient copay assistance, prompt payment and other discounts, payor rebates, chargebacks, service fees and product returns). The estimates of variable consideration are subject to a constraint such that some or all of the estimated amount of variable consideration will only be included in the transaction price to the extent that it is probable that a significant reversal of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of significant management judgment and other market data.

Net sales represent gross product sales less estimated allowances for patient copay assistance programs, prompt payment and other discounts, payor rebates, chargebacks, service fees, and product returns, all of which are recorded at the time of sale to the pharmaceutical wholesaler or other customer. The Company applies significant judgments and estimates in determining some of these allowances. If actual results differ from its estimates, the Company will be required to make adjustments to these allowances in the future.

    Patient Copay Assistance Program

The Company offers a savings program to commercially insured patients under which the cost of a prescription to a patient is discounted. The Company reimburses pharmacies for this discount through a third-party vendor. The Company records an accrual to reduce gross sales for the estimated copay on units sold to wholesalers and other customers. The estimate is based on estimated percentages of products that will be prescribed to qualified patients, expected patient utilization of the discount program, average assistance paid based on reporting from the third-party vendor as well as industry data and estimated levels of inventory in the distribution channel. Accrued copay fees are recorded as a reduction of revenue and included in accrued trade discounts and rebates on the consolidated balance sheets.

    Prompt Payment Discounts

As an incentive for prompt payment, the Company offers a discount to most customers. The Company expects that all eligible customers will comply with the contractual terms to earn the discount, and, therefore, we accrue the discount on all eligible sales. The Company records the discount as an allowance against trade accounts receivable on the consolidated balance sheets and as a reduction of revenue.

XERIS PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
December 31, 2020

    Commercial Rebates

The Company contracts with certain private payor organizations, primarily insurance companies and pharmacy benefit managers, to provide rebates with respect to utilization of Gvoke and contracted formulary status. The Company accrues estimated rebates based on contract rates, estimated percentages of products that will be prescribed to qualified patients and estimated levels of inventory in the distribution channel and records the rebate as a reduction of revenue. Accrued commercial rebates are included in accrued trade discounts and rebates on the consolidated balance sheets.

    Government Rebates

The Company participates in certain federal and state government rebate programs such as the Medicaid Drug Rebate Program, TRICARE Retail Refunds Program, and Medicare Part D Program. The Company accrues estimated rebates and discounts based on estimated percentages of product sold to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that will be prescribed to qualified patients and records the rebates as a reduction of revenue. Accrued government rebates are included in accrued trade discounts and rebates on the consolidated balance sheets.

    Chargebacks

The Company's arrangements with certain commercial and government entities allow them to buy their products directly from wholesalers at specific prices. These entities purchase products through wholesalers at the discounted price, and the wholesalers charge the difference between their acquisition cost and the discounted price back to the Company. The Company accrues estimated chargebacks based on estimated percentages of products sold to these entities, contract prices, and estimated levels of inventory in the distribution channel and records the chargebacks as a reduction of revenue. Accrued chargebacks are recorded as an allowance against trade receivables on the consolidated balance sheets.

    Service Fees

The Company records service fees paid to its wholesaler customers for distribution and inventory management services as a reduction to revenue. The Company accrues estimated service fees based on contractually determined amounts. Accrued service fees are included in accrued trade discounts and rebates on the consolidated balance sheets.

    Product Returns

Consistent with industry practice, the Company's customers generally have the right to return product during the period beginning six months prior to its expiration date and up to one year after its expiration date. As the Company's products are newly launched and the Company does not have a history of product returns, the Company estimates the provision for returns based on factors related to the launch of its products, third-party industry data for comparable products in the market and estimated channel inventory data. As the Company distributes its products and establishes historical sales over a longer period of time, it will be able to place more reliance on historical purchasing and return patterns of its customers when evaluating its reserves for product returns. In a reporting period, the Company may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels, inventory dating, prescription data, the expiration dates of product currently being shipped, price changes of competitive products and introductions of generic products. While the Company believes that its returns reserve is sufficient to avoid a significant reversal of revenue in future periods, if it were to increase or decrease the rate by 1%, it would have a $0.2 million impact on revenue in the year ended December 31, 2020. The Company records estimated sales returns in accrued returns reserve on the consolidated balance sheets and as a reduction of revenue.

Bad debt expense

The Company’s products are primarily sold to wholesalers. The Company monitors its accounts receivable balances to determine the impact, if any, of such factors as changes in customer concentration, credit risk and the realizability of its accounts receivable, and records a bad debt reserve when applicable.

XERIS PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
December 31, 2020

Concentration of credit risk

For the years ended December 31, 2020 and 2019, three customers accounted for 92% and 94% of the Company’s gross sales, respectively. These same three customers accounted for 98% and 97% of the trade accounts receivable at December 31, 2020 and December 31, 2019, respectively.

Cost of Goods Sold

Cost of goods sold includes primarily product costs, which include all costs directly related to the purchase of raw materials, charges from our contract manufacturing organizations, and manufacturing overhead costs, as well as shipping and distribution charges.  Cost of goods sold also includes losses on excess, slow-moving or obsolete inventory and inventory purchase commitments, if any. Manufacturing costs for Gvoke incurred prior to approval and initial commercialization were expensed as research and development expenses.

Segment reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available and utilized by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company operates in one segment and, other than having conducted certain clinical trials and applied for and received marketing approval for Ogluo outside the United States, all of the Company’s operations are in the United States.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets include prepaid expenses for general business purposes, which are stated at cost and amortized on a straight-line basis over the related period of benefit. Prepaid expenses also include supplies and materials used in several development projects. These supplies and materials are expensed as they are consumed.

Investments

The Company classifies its investments in debt securities as available-for-sale investments. Investments classified as short-term on the balance sheets have original maturities of greater than 90 days but less than one year.

Investments in available-for-sale securities are reported at estimated fair value. Available-for-sale securities consist primarily of corporate securities, U.S. government securities and commercial paper. Unrealized gains and losses related to changes in the fair value of debt securities are recognized in other comprehensive income (loss). Changes in the fair value of available-for-sale securities impact the statements of operations and comprehensive loss only when such securities are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require an impairment charge to be recorded in the period any such determination is made. The Company considers factors such as the

XERIS PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
December 31, 2020

duration, severity of and reason for the decline in value, the financial condition of the issuer and any changes thereto, the potential recovery period and intent to sell.

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

Impairment of long-lived assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company recognized no material impairment charges for the years ended December 31, 2020 and 2019, respectively.

Equity financing costs

The Company capitalizes costs directly associated with equity financings until such financings are consummated, at which time such costs are recorded in additional paid in capital against the gross proceeds of the equity financings. The Company recognized $4.3 million and $4.5 million of direct costs associated with the public equity offerings in additional paid in capital for the years ended December 31, 2020 and 2019, respectively. Costs associated with the shelf registration statement on Form S-3, filed with the U.S. Securities and Exchange Commission's ("SEC") on August 6, 2019 and declared effective on August 21, 2019 have been capitalized and are being reclassified to additional paid in capital on a pro rata basis when the Company completes offerings under the shelf registration. At the end of the three-year life of the shelf registration, the remaining deferred offering costs, if any, will be charged to the results of operations. As of December 31, 2020 and 2019, $0.2 million and $0.4 million, respectively, of such deferred costs are included in other assets on the consolidated balance sheets.

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

XERIS PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
December 31, 2020

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

Research and development expenses

Research and development expenses are expensed as incurred. Research and development expenses include salaries, stock compensation and other personnel-related costs, consulting fees, fees paid for contract research and development services including those for preclinical and clinical trials, laboratory equipment and facilities costs, and other external costs. In addition, manufacturing costs of products prior to approval and initial commercialization are expensed as research and development costs.

Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are received, the services are performed or the arrangement is terminated.

Stock-based compensation expense
The Company accounts for our stock-based compensation awards in accordance with ASC Topic 718, Compensation-Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments, including stock options, restricted stock units and employee stock purchases, to be recognized in the statements of operations based on their grant date fair values. The Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, the risk-free interest rate and the expected dividend yield of the common stock. Restricted stock units are valued based on the fair market value of the Company’s common stock on the date they were granted. The Company recognizes stock-based compensation expense equal to the grant date fair value of stock options, restricted stock units and employee stock purchases on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they are incurred.

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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company's policy is to include interest and penalties related to uncertain tax positions, if any, within the provision for taxes in the statements of operations and comprehensive loss. For the years ended December 31, 2020 and 2019, the Company did not accrue any interest or penalties on uncertain tax positions.

XERIS PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
December 31, 2020

Foreign currency translation

Our functional currency is the United States Dollar. Monetary assets and liabilities of our non-US subsidiary are remeasured using the exchange rate in effect at the end of the period. Costs in local currency are remeasured using the average exchange rate for the period. The resulting remeasurement gains and losses are included in other comprehensive income (loss).

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. Comprehensive loss includes net loss, unrealized (gains) losses on available-for-sale investments and foreign currency translation adjustments.

Reclassifications

Certain prior period amounts on the balance sheet have been reclassified to conform to the current year presentation. These reclassifications had no impact on current assets, total assets, current liabilities or total liabilities.

New accounting pronouncements

Recently issued accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard eliminates certain accounting models to simplify the accounting for convertible instruments, expands the disclosure requirements related to the terms and features of convertible instruments, and amends the guidance for the derivatives scope exception for contracts settled in an entity’s own equity. This standard enhances the consistency of earnings-per-share ("EPS") calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted EPS calculations and disclosures. This standard will be effective for the Company for annual and interim periods beginning after December 15, 2023. Early adoption is permitted but not earlier than periods beginning after December 15, 2020. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements and disclosures.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as further updated by ASU 2018-19, 2019-04, 2019-05, 2019-10 and 2020-03. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, the standard will require allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. This standard will be effective for the Company for annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

XERIS PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
December 31, 2020

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

Note 3. Inventory

The components of inventories consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Raw materials	$2,874	$1,321
Work in process	4,247	662
Finished goods	1,232	193
Inventory	$8,353	$2,176

Inventory reserves were $2.2 million and $0 at December 31, 2020 and December 31, 2019, respectively.

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2020	December 31, 2019

Lab equipment	$2,684	$2,528
Furniture and fixtures	1,355	1,611
Computer equipment	277	232
Office equipment	8	80
Software	307	347
Leasehold improvements	4,627	4,543
	9,258	9,341
Less: accumulated depreciation and amortization	(2,551)	(1,488)
Property and equipment, net	$6,707	$7,853

Depreciation and amortization expense relating to property and equipment was $1.5 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively.

XERIS PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
December 31, 2020

Note 5. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31, 2020	December 31, 2019

Accrued employee costs	$7,989	$6,818
Accrued supply chain costs	1,702	—
Accrued marketing and selling costs	1,114	1,973
Accrued research and development costs	678	7,062
Accrued restructuring charges	811	—
Accrued interest expense	1,527	449
Accrued other costs	2,074	1,817
Other accrued liabilities	$15,895	$18,119

Note 6. Long-term Debt

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

In the second half of 2020, $8.4 million in principal amount of Convertible Notes were converted into 2,736,591 shares of the Company’s common stock at the conversion rate of 326.7974 shares per $1,000 principal amount of Convertible Notes. Additionally, in the fourth quarter of 2020, the Company entered into separate, privately negotiated exchange agreements with certain holders of Convertible Notes to exchange $30.7 million in principal amount of Convertible Notes for 10,435,200 shares of the Company’s common stock. The Company recognized a $2.6 million loss related to the convertible note exchange transactions.

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

XERIS PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
December 31, 2020

Senior Secured Loan Facility

In February 2018, the Company entered into the Loan and Security Agreement, dated as of February 28, 2018 (as amended, the “Original Loan Agreement”), with Oxford Finance LLC, as the collateral agent and a lender (“Oxford”), and Silicon Valley Bank, as a lender (“SVB”, and together with Oxford, the “Lenders”), which provided for a senior secured loan facility of up to an aggregate principal amount of $45.0 million. The first tranche of $20.0 million was drawn down in February 2018 (the "2018 Term A Loan"). The second tranche of $15.0 million was drawn down in September 2018 (the "2018 Term B Loan"). The Company also issued warrants to the Lenders to purchase common stock, which is further discussed in Note 8, "Warrants."

In September 2019, the Company entered into an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with the Lenders which amended and restated the Original Loan Agreement, in its entirety. The Loan Agreement provided for the Lenders to extend up to $85.0 million in term loans to the Company in three tranches. The initial tranche of $60.0 million (the “Term A Loan”) was drawn down in September 2019. Additional tranches of $15.0 million (the “Term B Loan”) and $10.0 million (the “Term C Loan”) will become available to the Company if certain revenue targets are achieved prior to March 31, 2021 and June 30, 2021, respectively. The Company currently does not anticipate that such revenue targets will be achieved. In conjunction with the execution of the Loan Agreement, the 2018 Term A Loan and 2018 Term B Loan were repaid and the final payment fee of $2.3 million was paid.

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

On August 5, 2020, the Company entered into that certain Third Amendment to the Amended and Restated Loan and Security Agreement with the Lenders (the “Third Amendment”) to amend the Loan Agreement to (i) amend the definition of “Permitted Indebtedness” to include a new standby letter of credit in an amount not to exceed $0.4 million issued to the landlord for the Company’s new leased laboratory space and (ii) permit the sale of certain equipment related to the relocation of the Company’s research and development laboratory from San Diego to Chicago.

On October 23, 2020, the Company entered into that certain Fourth Amendment to the Amended and Restated Loan and Security Agreement with the Lenders (the "Fourth Amendment") to amend the Loan Agreement (as amended, supplemented or otherwise modified from time to time, including by that certain First Amendment, Second Amendment, Third Amendment and Fourth Amendment, collectively, the "Amended Loan Agreement") to provide an additional tranche of $3.5 million (the “Term D Loan”, and, together with the Term A Loan, Term B Loan, and Term C Loan, the "Term Loan"), available upon execution. The Term D Loan of $3.5 million was drawn in November 2020 and will be payable under the same payment terms as the Term Loans. After repayment, the loan may not be re-borrowed.

XERIS PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
December 31, 2020

Pursuant to the Amended Loan Agreement, the Company has provided a first priority security interest in substantially all of the Company’s assets, including intellectual property, subject to certain limited exceptions.

All of the loans incur interest at a floating per annum rate in an amount equal to the sum of 6.25% plus the greater of (a) 2.43% and (b) the thirty-day U.S. Dollar LIBOR rate. For the period from the funding date of the Term A Loan through and including December 31, 2020, the interest rate was 8.68%. The remaining balance of unamortized debt issuance costs related to the Loan Agreement and the additional debt issuance costs incurred in conjunction with the Second Amendment have been reflected as a direct reduction to the loan balance and are being amortized to interest expense over the remaining life of the loan using the effective interest method.

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

The components of debt are as follows (in thousands):

	December 31, 2020	December 31, 2019

Senior secured loan facility	$43,500	$60,000
Convertible Notes	47,175	—
Less: unamortized debt issuance costs	(3,654)	(1,695)
Long-term debt, net of unamortized debt issuance costs	$87,021	$58,305

The following table sets forth the Company’s future minimum principal payments on the senior secured loan facility and the Convertible Notes (in thousands):

2021	$0
2022	17,400
2023	17,400
2024	8,700
2025	47,175
$90,675

For the year ended December 31, 2020, the Company recognized interest expense of $10.7 million, of which $1.0 million related to the amortization of debt issuance costs. Included in such interest expense are a loss on conversion of convertible debt and a loss on extinguishment of debt of $2.6 million and $0.7 million, respectively. For the year ended December 31, 2019, the Company recognized interest expense of $7.2 million, of which $0.9 million related to the amortization of debt issuance costs. Included in such interest expense is a loss on extinguishment of debt of $2.3 million relating to the write-off of the remaining balance of unamortized debt issuance costs associated with the Original Loan Agreement.

XERIS PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
December 31, 2020

Note 7. Stockholders' Equity

The Company’s authorized shares of stock of 160.0 million are divided into 150.0 million shares of common stock, par value $0.0001 per share, and 10.0 million shares of preferred stock, par value $0.0001 per share. At December 31, 2020 none of the 10.0 million shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock. The Company’s board of directors has the authority, without action by the Company’s stockholders, to designate and issue the preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.

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

On August 6, 2019, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by the Company of up to an aggregate of $250.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the "Shelf"). The Company simultaneously entered into a Sales Agreement with Jefferies LLC, as sales agent, to provide for the offering, issuance and sale by the Company of up to $50.0 million of its common stock from time to time in "at-the-market" offerings under the Shelf. The Shelf was declared effective by the SEC on August 21, 2019. In December 2019, the Company sold an aggregate of 204,427 shares of common stock under the Shelf for net proceeds of $1.7 million after deducting selling commissions as well as other public offering expenses.

In February 2020, the Company completed an equity offering of its common stock pursuant to the Shelf. The Company sold an aggregate of 10,299,769 shares of common stock at a price of $4.15 per share, including 1,299,769 shares pursuant to the underwriters’ option to purchase additional shares of common stock. Net proceeds from the equity offering were approximately $39.9 million after deducting underwriting discounts and commissions as well as other public offering expenses.

In June 2020, the Company completed an equity offering of its common stock pursuant to the Shelf. The Company sold an aggregate of 8,510,000 shares of common stock at a price of $2.72 per share, including 1,110,000 shares pursuant to the underwriters' option to purchase additional shares which was fully exercised in July 2020. Net proceeds from the equity offering were approximately $21.6 million after deducting underwriting discounts and commissions as well as other public offering expenses.

In the second half of 2020, $8.4 million in principal amount of Convertible Notes were converted into 2,736,591 shares of the Company’s common stock at the conversion rate of 326.7974 shares per $1,000 principal amount of Convertible Notes. Additionally, in the fourth quarter of 2020, the Company entered into separate, privately negotiated exchange agreements with certain holders of Convertible Notes to exchange $30.7 million in principal amount of Convertible Notes for 10,435,200 shares of the Company’s common stock.

Upon vesting and settlement of RSUs or exercise of stock options, at the election of the grantee, the Company does not collect withholding taxes in cash from employees. Instead, the Company withholds upon settlement as RSUs vest, or as stock options are exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock. The Company then pays the minimum statutory withholding taxes in cash. During the year ended December 31, 2020, 31,250 RSUs vested for which 9,801 shares were withheld to cover the minimum statutory withholding taxes of $0.1 million.

Note 8. Warrants

In 2014 the Company issued 19,931 warrants (the “2014 Warrants”) to certain investors. The 2014 Warrants allow each holder to purchase one share of common stock for $5.912. Of the 2014 Warrants, 18,512 warrants were exercised and 1,419 warrants expired. There are no 2014 Warrants outstanding as of December 31, 2020.

As part of the Original Loan Agreement discussed in Note 6, "Long-term Debt," the Lenders received warrants concurrent with the borrowing. The warrants represent a right for the lender to purchase shares of the Company’s common stock at an exercise price of

XERIS PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
December 31, 2020

$11.169 per share. The Company issued 53,720 warrants (the "2018 Term A Warrants") upon the drawdown of the 2018 Term A Loan in February 2018, and the Company issued 40,292 warrants (the "2018 Term B Warrants") upon the drawdown of the 2018 Term B Loan in September 2018. There have been no exercises of 2018 Term A Warrants or 2018 Term B Warrants.

Because the warrants are a freestanding instrument, indexed to the Company's stock, they do not meet the criteria for equity classification. Therefore, the warrants are classified as liabilities and subject to remeasurement at each reporting period until they are exercised, expired, or otherwise settled.

The Company recognized gains (losses) of $4,000, ($8,000) and ($5,000) upon the change in fair value of the warrants during the year ended December 31, 2020 related to the 2014 Warrants, the 2018 Term A Warrants and the 2018 Term B Warrants, respectively. The Company recognized gains of $78,000, $351,000 and $263,000 upon the change in fair value of the warrants during the year ended December 31, 2019 related to the 2014 Warrants, the 2018 Term A Warrants and the 2018 Term B Warrants, respectively.

As of December 31, 2020, the following warrants were outstanding:

	Outstanding Warrants	Exercise Price per Warrant	Expiration Date

2018 Term A Warrants	53,720	$11.169	February 2025
2018 Term B Warrants	40,292	$11.169	September 2025
	94,012

Note 9. Commitments and Contingencies

Commitments

The Company has non-cancellable operating leases for office and laboratory space, which expire at various times through 2033. The non-cancellable lease agreements provide for monthly lease payments which increase during the term of each lease agreement.

In the third quarter of 2020, the Company signed a lease to occupy a research and development laboratory site in Chicago, Illinois in conjunction with the Company's plan to relocate such activities from the current San Diego site in the fourth quarter of 2020. The future minimum lease payments of the new lease are approximately $0 in 2021, $0.5 million in 2022, $0.7 million in 2023, $0.7 million in 2024, $0.7 million in 2025, and $6.5 million in 2026 and thereafter. In conjunction with the new lease, the Company assigned its lease for the San Diego site to a third party in the fourth quarter of 2020. Such assignment released the Company from any further minimum lease payment obligations for that site.

Future minimum lease payments under operating leases at December 31, 2020 are as follows (in thousands):

2021	$1,277
2022	1,813
2023	2,031
2024	1,981
2025	1,931
Thereafter	13,723
Total minimum lease payments	$22,756

Total rent expense under these operating leases was approximately $2.3 million and $2.2 million for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, we had unused letters of credit of $1.4 million which were issued primarily to secure leases.

XERIS PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
December 31, 2020

Litigation

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of December 31, 2020, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.

Note 10. Restructuring Costs

In the third quarter of 2020, the Company commenced a plan to relocate its research and development laboratory from San Diego to Chicago. The costs associated with the plan include employee termination and relocation costs and other facility exit costs. The Company expects to incur total restructuring costs of approximately $2.3 million related to the plan. Costs of $1.7 million were incurred in the year ended December 31, 2020, of which $1.0 million is included in research and development expenses, $0.6 million is included in selling, general and administrative expenses, and $0.1 million is included in costs of goods sold in the consolidated statements of operations and comprehensive loss. The Company anticipates that the restructuring will be substantially complete by the end of the fourth quarter of 2021. The restructuring reserve is included in other accrued liabilities in the consolidated balance sheet.

The following table summarizes the initial restructuring reserve and the payments made during the year ended December 31, 2020 (in thousands):

	Employee Termination and Relocation Costs	Other	Total
Restructuring costs	$1,215	$445	$1,660
Payments	(569)	(280)	(849)
Balance accrued at December 31, 2020	$646	$165	$811

Note 11. Stock Compensation Plan

In 2011, the Company adopted the 2011 Stock Option Issuance Plan (the “2011 Plan”) and subsequently amended it to authorize the Board of Directors to issue up to 4,714,982 incentive stock option and non-qualified stock option awards.

The 2018 Stock Option and Incentive Plan (the "2018 Plan") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to award up to 1,822,000 shares of common stock. This plan became effective on the date immediately prior to the effectiveness of the Company's IPO registration statement. The 2018 Plan replaced the 2011 Plan as the Board of Directors decided not to make additional awards under the 2011 Plan following the closing of the IPO, which occurred in June 2018. The 2018 Plan allows the compensation committee to make equity-based and cash-based incentive awards to the Company's officers, employees, directors and other key persons (including consultants). No grants of stock options or other awards may be made under the 2018 Plan after the tenth anniversary of the effective date.

The 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, and each January 1 thereafter, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. On January 1, 2020 and 2019, the number of shares of common stock available for issuance under the 2018 Plan was automatically increased by 1,088,580 shares and 835,728 shares, respectively. As of December 31, 2020, there were 609,757 shares of common stock available for future issuance under the 2018 plan.

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

XERIS PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
December 31, 2020

This plan became effective on the date immediately prior to the effectiveness of the Company's IPO registration statement. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31; (ii) 386,000 shares or (iii) such lesser number of shares as determined by the ESPP administrator. On January 1, 2020 and 2019, the number of shares of common stock available for issuance under the ESPP increased by 272,145 shares and 208,932 shares, respectively. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. The Company issued 292,804 shares at a weighted average price of $2.29 per share during the year ended December 31, 2020. As of December 31, 2020, there were 307,666 shares available for issuance under the ESPP.

The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company intends to use this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercial launch of Gvoke and the expansion of the Company generally. The Company initially reserved 750,000 shares of common stock for the issuance of awards under the Inducement Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. As of December 31, 2020, there were 263,794 shares of common stock available for future issuance under the Inducement Plan.

On October 8, 2020, the Company's stockholders, upon recommendation of the Board of Directors, approved an amendment to the Company's 2011 Plan and 2018 Plan to allow the Company to permit certain employee option holders, subject to specified conditions, to exchange some or all of their outstanding options to purchase shares of the Company's common stock for a lesser number of new options to purchase shares of the Company’s common stock (the “Option Exchange”).

On November 10, 2020, the Company filed with the SEC a Tender Offer Statement on Schedule TO defining the terms and conditions of the Option Exchange. The total number of shares of common stock underlying a new option with respect to an exchanged eligible option was determined by dividing the number of shares of common stock underlying the exchanged eligible option by the applicable exchange ratio and rounding to the nearest whole number, subject to the terms and conditions described in the Exchange Offer. On December 10, 2020, the completion date of the Option Exchange, the Company canceled the options accepted for exchange and granted 832,907 new options to purchase shares of common stock in exchange for 1,127,906 options issued under the 2011 Plan and 2018 Plan. The exercise price per share of the options granted pursuant to the Exchange Offer was $4.09 per share, which was the closing price per share of common stock on The Nasdaq Global Select Market on the grant date of such new options. The new options will vest and become exercisable in two equal installments following the grant date, subject to an option holder's continuous service, and expire seven years from the grant date. On the grant date, the fair values of the options exchanged were similar to the fair values of the new options granted and, as such, the incremental compensation cost related to the Option Exchange was not material.

Stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards typically vest over either two, three or four years after the grant date and expire seven to ten years from the grant date.

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

XERIS PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
December 31, 2020

The fair value of stock options granted, excluding those issued pursuant to the Option Exchange, was estimated with the following weighted average assumptions:

	Years Ended December 31,
	2020	2019
Expected term (years)	5.9	6.0
Risk-free interest rate	0.42%	2.14%
Expected volatility	70.19%	60.27%
Expected dividends	—	—

Stock option activity under the 2011 Plan, 2018 Plan and Inducement Plan for the year ended December 31, 2020 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2020	4,428,985	$9.40	8.19
Granted	1,555,668	5.15
Issued upon Option Exchange	832,907	4.09
Cancelled upon Option Exchange	(1,127,906)	16.05
Exercised and vested	(100,866)	1.68
Forfeited	(534,691)	9.07
Expired	(100,191)	10.15
Outstanding - December 31, 2020	4,953,906	$5.84	7.46
Exercisable - December 31, 2020	2,173,599	$5.77	6.38
Vested and expected to vest at December 31, 2020	4,704,371	$5.84	7.42
The weighted average fair value of awards granted during the year ended December 31, 2020 was $3.13 per share. The total intrinsic value of options exercised during the year ended December 31, 2020 was $0.2 million. As of December 31, 2020, the aggregate intrinsic value of awards vested and expected to vest was $5.4 million.

At December 31, 2020, there was a total of $11.4 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.1 years.

A summary of outstanding RSU awards and the activity for the year ended December 31, 2020 was as follows:

	Units	Weighted Average Grant Date Fair Value
Unvested balance - January 1, 2020	125,000	$13.88
Granted	677,800	6.12
Vested	(31,250)	13.88
Forfeited	(5,000)	6.37
Unvested balance - December 31, 2020	766,550	$7.07

RSUs are measured based on the fair market value of the underlying stock on the date of grant and vest over either three or four years in equal annual installments beginning on the one-year anniversary of the date of grant. Stock-based compensation expense related to RSUs is recognized on a straight-line basis over the employee’s requisite service period. As of December 31, 2020, there was $3.9 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 2.3 years.

XERIS PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
December 31, 2020

The fair value of the ESPP Plan shares was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2020	2019
Expected term (years)	0.5	0.5
Risk-free interest rate	1.01%	1.85%
Expected volatility	108.70%	70.70%
Expected dividends	—	—

The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs and the ESPP (in thousands):

	Years Ended December 31,
	2020	2019

Cost of goods sold	$151	$—
Research and development	1,229	1,168
Selling, general and administrative	6,893	5,316
Total stock-based compensation expense	$8,273	$6,484

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

XERIS PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
December 31, 2020

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of December 31, 2020 and 2019 (in thousands):

	Total as of December 31, 2020	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$37,598	$37,598	$—	$—

Investments:
U.S. government securities	64,386	64,386	—	—
Corporate securities	13,625	—	13,625	—
Commercial paper	18,179	—	18,179	—
Total investments	$96,190	$64,386	$31,804	$—

Liabilities
Warrant liabilities	$159	$—	$—	$159

	Total as of December 31, 2019	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and money market funds	$19,519	$19,519	$—	$—

Investments:
U.S. government securities	32,175	32,175	—	—
Corporate securities	22,164	—	22,164	—
Commercial paper	14,922	—	14,922	—
Total investments	$69,261	$32,175	$37,086	$—

Liabilities
Warrant liabilities	$150	$—	$—	$150

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

The Company has determined that the warrant liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the change in the warrant liabilities (in thousands):

Balance at December 31, 2019	$150
Change in fair value of warrants	9
Balance at December 31, 2020	$159

There were no transfers between any of the levels of the fair value hierarchy during the years ended December 31, 2020 and 2019.

XERIS PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
December 31, 2020

Note 13. Available-for-Sale Investments

The Company classifies its investments in debt securities as available-for-sale. Debt securities are comprised of highly liquid investments with minimum “A” rated securities and, as of December 31, 2020, consist of U.S. Treasury and agency bonds and corporate entity commercial paper and securities, all with maturities of more than three months but less than one year at the date of purchase. Debt securities as of December 31, 2020 had an average remaining maturity of 0.4 years. The debt securities are reported at fair value with unrealized gains or losses recorded in other comprehensive income (loss). Refer to Note 12, "Fair Value Measurements," for information related to the fair value measurements and valuation methods utilized.

The following table represents the Company’s available-for-sale investments by major security type as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value

Investments:
Commercial paper	$18,179	$—	$—	$18,179
Corporate securities	13,597	29	(1)	13,625
U.S. government securities	64,383	7	(4)	64,386
Total available-for-sale investments	$96,159	$36	$(5)	$96,190

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value

Investments:
Commercial paper	$14,922	$—	$—	$14,922
Corporate securities	22,146	20	(2)	22,164
U.S. government securities	32,152	23	—	32,175
Total available-for-sale investments	$69,220	$43	$(2)	$69,261

The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity of and reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the years ended December 31, 2020 and 2019, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

Note 14. Net Loss Per Common Share

Basic and diluted net loss per common share are determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. For all periods presented, the shares issuable upon conversion, exercise or vesting of Convertible Notes, warrants, stock option awards and RSUs have been excluded from the calculation because their effects would be anti-dilutive. Therefore, the weighted average common shares outstanding used to calculate both basic and diluted net loss per common share are the same.

XERIS PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
December 31, 2020

The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	As of December 31,
	2020	2019
Shares to be issued upon conversion of Convertible Notes	15,416,667	—
Vested and unvested stock options	4,953,906	4,428,985
Restricted stock units	766,550	125,000
Warrants	94,012	95,431
	21,231,135	4,649,416

Note 15. Other Employee Benefit Plans

Defined Contribution Plan

The Company sponsors an employee retirement plan qualifying under Section 401(k) of the Internal Revenue Code for all eligible employees in the United States. Employees become eligible to contribute to the plan upon meeting certain age requirements and 30 days of service. Commencing in 2019, the Company began discretionary matching employee contributions up to certain limits. For the years ended December 31, 2020 and 2019, the Company made $0.6 million and $0.4 million of matching contributions to the plan, respectively.

Defined Compensation Plan

The Compensation Committee of the Board of Directors adopted a deferred compensation plan ("Deferred Compensation Plan") in April 2020. The Deferred Compensation Plan allows a select group of executive management and non-employee directors to defer payment of certain of their cash compensation. Participants in the Deferred Compensation Plan who are employees may defer all or a portion of their annual base salaries and all or a portion of their annual cash performance-based compensation. Participants who are non-employee directors may defer all or a portion of their annual cash retainers. The participants’ elective deferrals are 100% vested immediately and accrue interest at a rate of two percent per annum. The Deferred Compensation Plan is unfunded and unsecured. As of December 31, 2020, the total deferred compensation liability under the Deferred Compensation Plan was approximately $1.7 million and was recorded in other liabilities in the consolidated balance sheets.

Note 16. Income Taxes
A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate of 21% to the Company’s effective income tax rate is as follows (in thousands):

	Years Ended December 31,
	2020	2019
Federal tax benefit at statutory rate	$(19,162)	$(26,468)
State tax benefit, net of federal benefit	(4,375)	(5,570)
Research and development and orphan drug credits	(480)	(2,912)
Uncertain tax positions	(16)	342
Permanent adjustments to expenses	710	169
Stock-based compensation	1,014	683
Return to provision adjustment	(1,203)	(3,278)
Changes in valuation allowance	23,543	36,288
Other	(141)	288
Total income tax benefit	$(110)	$(458)

The benefit for income taxes for 2020 is attributable to an Australian research and development tax incentive that was refunded to the Company based on the 2020 income tax filing.

XERIS PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
December 31, 2020

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient income can reasonably be expected in future years in order to utilize the deferred tax asset. For the year ended December 31, 2020, we have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$74,894	$55,110
Federal research and orphan drug credits	8,362	8,309
Stock-based compensation	1,894	1,092
Other temporary differences	7,785	4,648
Valuation allowance	(92,493)	(68,950)
Total assets	442	209
Deferred tax liabilities:
Fixed and intangible assets	(404)	(155)
Other deferred tax liabilities	(38)	(54)
Total liabilities	(442)	(209)
Net deferred tax assets	$—	$—

As of December 31, 2020, the Company had federal net operating loss carryforwards of $284.8 million and various state net operating loss carryforwards of $220.6 million. As of December 31, 2019, the Company had federal net operating loss carryforwards of $215.3 million and various state net operating loss carryforwards of $147.5 million. Net operating loss carryforwards for U.S. federal income tax purposes that were generated prior to January 1, 2018 have a twenty-year carryforward life, and the earliest layers will begin to expire in 2025. Under the Tax Cuts and Jobs Act of 2017, federal net operating losses incurred in 2018 and later years may be carried forward indefinitely, but the deductibility of such net operating losses is limited to 80% of the current year’s taxable income. U.S. state net operating loss carryforwards will start to expire in 2029 for the earliest net operating loss layers to the extent there is not sufficient state taxable income to utilize those net operating loss carryforwards.

At December 31, 2020, the Company had $8.0 million and $1.7 million of federal and state income tax credits, respectively, to reduce future tax liabilities. At December 31, 2019, the Company had $8.3 million and $1.0 million of federal and state income tax credits, respectively, to reduce future tax liabilities. The federal income tax credits consist primarily of orphan drug credits and research and development credits. The U.S. state income tax credits consist primarily of California and Illinois research and development credits. Both the U.S. federal orphan drug credits and research and development credits have a twenty-year carryforward life. The U.S. federal orphan drug credits and research and development credits will both begin to expire in 2025.

XERIS PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
December 31, 2020

A reconciliation of the beginning and ending amounts of valuation allowances for the years ended December 31, 2020 and 2019 is as follows (in thousands):

Valuation allowance at December 31, 2018	$(32,662)
Increase for 2019 activity	(36,288)
Valuation allowance at December 31, 2019	(68,950)
Increase for 2020 activity	(23,543)
Valuation allowance at December 31, 2020	$(92,493)

The Company is required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken, or are expected to be taken, on an income tax return. The changes in the Company's uncertain income tax positions for the years ended December 31, 2020 and 2019, excluding interest and penalties, consisted of the following (in thousands):

	December 31,
	2020	2019
Beginning balance - uncertain tax positions	$945	$603
Increases related to tax positions taken during the current year	48	246
Increases (decreases) related to tax positions taken during the prior year	(64)	96
Ending balance - uncertain tax positions	$929	$945

For the year ended December 31, 2020, the increase in current year uncertain tax positions was attributable primarily to U.S. federal orphan drug credits and research and development credits and the decrease related to tax positions taken during the prior year was a result of return to provision adjustments. In the Company’s balance sheet, uncertain tax positions of $0.9 million were offset against deferred tax assets. Tax years prior to 2017 generally are not subject to examination by the Internal Revenue Service or state or local taxing authorities.

The Company policy is to include interest and penalties related to uncertain tax penalties, if any, within the provision for taxes in the statements of operations. During the years ended December 31, 2020 and 2019, the Company incurred no interest and penalties related to income taxes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on our evaluation under this framework, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2020 and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2020 and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2020 and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2020 and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2020 and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

XERIS PHARMACEUTICALS, INC.
FORM 10-K

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on June 28, 2018)

3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on June 28, 2018)

3.3	Amendment No. 1 to the Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on April 24, 2020)

4.1	Specimen Stock Certificate Evidencing Shares of Common Stock (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)

4.2	Second Amended and Restated Investors’ Rights Agreement (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 filed with the SEC on May 24, 2018)

4.3	Description of Registrant's Securities (Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed with the SEC on March 12, 2020)

4.4
Base Indenture, dated as of June 30, 2020, by and between the Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2020)

4.5
First Supplemental Indenture, dated as of June 30, 2020, by and between the Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2020)

4.6	Form of 5.00% Convertible Senior Note due 2025 (included in Exhibit 4.5)

10.1#	2011 Stock Option and Incentive Plan and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed with the SEC on May 24, 2018)

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

Exhibit No.	Description

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

10.11#	Employment Agreement, by and between the Registrant and Beth Hecht (Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 filed with the SEC on February 11, 2019)

10.12#
First Amendment to Employment Agreement, by and between the Registrant and Beth Hecht (Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed with the SEC on February 11, 2019)

10.13+
API Supply Agreement, dated as of January 1, 2018, by and between the Registrant and Bachem Americas, Inc. (Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 filed with the SEC on May 24, 2018)

10.14+
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

10.16+
Joint Development Agreement, dated as of January 29, 2016, by and between the Registrant and Scandinavian Health Limited (Incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed with the SEC on May 24, 2018)

10.17
Loan and Security Agreement, dated as of February 28, 2018, by and between Oxford Finance LLC, Silicon Valley Bank and the Registrant (Incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 filed with the SEC on May 24, 2018)

10.18+
Quality Agreement, dated as of November 16, 2016, by and between Pyramid Laboratories Inc. and the Registrant (Incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed with the SEC on May 24, 2018)

10.19#	2018 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)

10.20+
Product Supply Agreement by and between SHL Pharma, LLC and the Registrant, dated August 1, 2018 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018)

10.21#	Inducement Equity Plan (Incorporated by reference to Exhibit 99.1 of our Registration Statement on Form S-8 filed with the SEC on February 8, 2019)

10.22
First Amendment to Office Lease Agreement, dated as of November 20, 2018, by and between 180 N LaSalle Property Owner LLC and the Registrant (Incorporated by reference to Exhibit 10.22 of our Registration Statement on Form S-1 filed with the SEC on February 11, 2019)

10.23
Amended and Restated Loan and Security Agreement, dated as of September 10, 2019, by and between Oxford Finance LLC, Silicon Valley Bank and Xeris Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 10, 2019)

10.24
Second Amendment to Loan and Security Agreement, dated as of May 15, 2019, by and among Oxford Finance LLC, Silicon Valley Bank and the Registrant (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 6, 2019)

Exhibit No.	Description

10.25#	Consulting Agreement between the Registrant and Jonathan Rigby, dated March 26, 2019 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2019)

10.26
U.S. Small Business Administration Paycheck Protection Program Note, entered into April 21, 2020 by the Registrant (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 24, 2020)

10.27#	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 10, 2020)

10.28+
Amendment 3 to the Quality Assurance Agreement, dated as of February 26, 2020, by and between the Registrant and Bachem AG (Incorporated by reference to Exhibit 10.3 of our Quarterly Report 10-Q filed with the SEC on May 7, 2020)

10.29
First Amendment to Amended and Restated Loan and Security Agreement, dated as of April 21, 2020, by and among Oxford Finance LLC, Silicon Valley Bank and the Registrant (Incorporated by reference to Exhibit 10.4 of our Quarterly Report 10-Q filed with the SEC on May 7, 2020)

10.30+
Second Amendment to Amended and Restated Loan and Security Agreement, dated as of June 30, 2020, by and among Oxford Finance LLC, Silicon Valley Bank and the Registrant (Incorporated by reference to Exhibit 10.1 of our Quarterly Report 10-Q filed with the SEC on August 10, 2020)

10.31+
First Amendment to the Product Supply Agreement, dated as of June 24, 2020, by and between the Registrant and SHL Pharma LLC (Incorporated by reference to Exhibit 10.2 of our Quarterly Report 10-Q filed with the SEC on August 10, 2020)

10.32+
Third Amendment to Amended and Restated Loan and Security Agreement, dated as of August 5, 2020, by and among Oxford Finance LLC, Silicon Valley Bank and the Registrant (Incorporated by reference to Exhibit 10.2 of our Quarterly Report 10-Q filed with the SEC on November 9, 2020)

10.33#+
Amendment to Employment Agreement, by and between the Registrant and John Shannon, dated as of August 18, 2020 (Incorporated by reference to Exhibit 10.1 of our Quarterly Report 10-Q filed with the SEC on November 9, 2020)

10.34+*	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of October 23, 2020, by and among Oxford Finance LLC, Silicon Valley Bank and the Registrant

10.35	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 16, 2020)

10.36*	Amended and Restated Quality Agreement, dated as of November 16, 2020, by and between Pyramid Laboratories Inc. and the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.	Description

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

# Indicates a management contract or any compensatory plan, contract or arrangement

+     Portions of this exhibit (indicated by asterisks) have been omitted pursuant to confidential treatment order, and this exhibit has been submitted separately to the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xeris Pharmaceuticals, Inc.
By	/s/ Paul R. Edick
Paul R. Edick
Chief Executive Officer and Chairman
Date	March 9, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of March 9, 2021, by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Paul R. Edick Paul R. Edick	Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Barry M. Deutsch Barry M. Deutsch	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ BJ Bormann BJ Bormann	Director

/s/ Dawn Halkuff Dawn Halkuff	Director

/s/ Marla Persky Marla Persky	Director

/s/ John Schmid John Schmid	Director

/s/ Jeffrey Sherman Jeffrey Sherman	Director