Form 10-Q
period 2021-03-31
XERIS PHARMACEUTICALS INC
filed 2021-05-13
CIK 1346302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

As of April 30, 2021, the registrant had 66,362,654 shares of common stock, par value $0.0001 per share, outstanding.

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

■
Although we generate revenue from our first product, Gvoke®, which is available in a pre-filled syringe ("Gvoke PFS") and an auto-injector ("Gvoke HypoPen®"), we have not yet generated revenue from any of our current or future product candidates and may never be profitable.

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

XERIS PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value)

	March 31, 2021	December 31, 2020

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,604	$37,598
Short-term investments	69,290	96,190
Trade accounts receivable, net	8,938	6,875
Inventory	12,496	8,353
Prepaid expenses and other current assets	3,298	3,196
Total current assets	160,626	152,212
Property and equipment, net	6,799	6,707
Other assets	212	232
Total assets	$167,637	$159,151

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,768	$3,117
Other accrued liabilities	13,904	15,895
Accrued trade discounts and rebates	5,719	5,984
Accrued returns reserve	2,619	2,889
Other current liabilities	414	322
Total current liabilities	27,424	28,207
Long-term debt, net of unamortized debt issuance costs	87,272	87,021
Deferred rent	6,692	6,629
Other liabilities	1,862	3,533
Total liabilities	123,250	125,390

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock—par value $0.0001, 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock—par value $0.0001, 150,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 66,333,456 and 59,611,202 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	7	6
Additional paid in capital	400,186	371,134
Accumulated deficit	(355,796)	(337,385)
Accumulated other comprehensive income	(10)	6
Total stockholders’ equity	44,387	33,761
Total liabilities and stockholders’ equity	$167,637	$159,151
The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data; unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales	$8,051	$1,676
Grant and other income	144	112
Cost of goods sold	1,826	1,790
Gross profit (loss)	6,369	(2)
Operating expenses:
Research and development	4,032	6,646
Selling, general and administrative	19,077	21,606
Total operating expenses	23,109	28,252
Loss from operations	(16,740)	(28,254)
Other income (expense):
Interest and other income	100	434
Interest expense	(1,791)	(1,499)
Change in fair value of warrants	20	135
Total other income (expense)	(1,671)	(930)
Net loss before benefit from income taxes	(18,411)	(29,184)
Benefit from income taxes	—	—
Net loss	$(18,411)	$(29,184)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	(17)	49
Foreign currency translation adjustments	1	(32)
Comprehensive loss	$(18,427)	$(29,167)

Net loss per common share - basic and diluted	$(0.30)	$(0.89)

Weighted average common shares outstanding, basic and diluted	61,245,220	32,790,317

The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data; unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	27,214,523	$3	$260,635	$43	$(246,245)	$14,436
Net loss	—	—	—	—	(29,184)	(29,184)
Issuance of common stock upon equity offering	10,299,769	1	39,844	—	—	39,845
Exercise and vesting of stock options	5,296	—	10	—	—	10
Vesting of restricted stock units and related repurchases	21,449	—	(63)	—	—	(63)
Stock-based compensation	—	—	2,008	—	—	2,008
Other comprehensive income	—	—	—	17	—	17
Balance, March 31, 2020	37,541,037	$4	$302,434	$60	$(275,429)	$27,069

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	59,611,202	$6	$371,134	$6	$(337,385)	$33,761
Net loss	—	—	—	—	(18,411)	(18,411)
Issuance of common stock upon equity offering	6,553,398	1	26,924	—	—	26,925
Exercise and vesting of stock options	20,213	—	32	—	—	32
Vesting of restricted stock units and related repurchases	148,643	—	(365)	—	—	(365)
Stock-based compensation	—	—	2,461	—	—	2,461
Other comprehensive income	—	—	—	(16)	—	(16)
Balance, March 31, 2021	66,333,456	$7	$400,186	$(10)	$(355,796)	$44,387

The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,411)	$(29,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	337	320
Amortization of investments	154	(75)
Amortization of debt issuance costs	251	180
Stock-based compensation	2,461	2,008
Change in fair value of warrants	(20)	(135)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,063)	2,162
Other accounts receivable	—	252
Prepaid expenses and other current assets	(15)	1,097
Inventory	(3,482)	10
Other assets	—	46
Accounts payable	1,651	(1,779)
Other accrued liabilities	(2,790)	(4,703)
Accrued trade discounts and rebates	(265)	344
Accrued returns reserve	(270)	379
Other	(1,494)	133
Net cash used in operating activities	(23,956)	(28,945)
Cash flows from investing activities:
Capital expenditures	(429)	(26)
Purchases of investments	(7,920)	(13,714)
Sales and maturities of investments	34,650	22,416
Net cash (used in) provided by investing activities	26,301	8,676
Cash flows from financing activities:
Proceeds from equity offerings	27,000	42,744
Payments of equity offering costs	—	(2,614)
Proceeds from exercise of stock awards	26	—
Repurchase of common stock withheld for taxes	(365)	(63)
Net cash provided by financing activities	26,661	40,067
Effect of exchange rate changes on cash and cash equivalents	—	(73)
Increase in cash and cash equivalents	29,006	19,725
Cash and cash equivalents, beginning of period	37,598	19,519
Cash and cash equivalents, end of period	$66,604	$39,244

Supplemental schedule of cash flow information:
Cash paid for interest	$2,238	$1,318

Supplemental schedule of non-cash investing and financing activities:
Accrued equity offering costs	$56	$269

The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
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

Since its inception, the Company has devoted its resources primarily to conducting research and development including preclinical studies of its product candidates and clinical trials of its most advanced product candidates, organizing and staffing the Company, raising capital and commercializing its first product, Gvoke®, which was approved by the FDA in September 2019. Gvoke delivers ready-to-use glucagon via a commercially available pre-filled syringe or auto-injector for the treatment of severe hypoglycemia, a potentially life-threatening condition. The Company commercially launched Gvoke pre-filled syringe ("Gvoke PFS") in November 2019 and auto-injector ("Gvoke HypoPen®") in July 2020. The Company has financed its operations primarily through the issuance of its common stock, convertible debt and convertible preferred stock, and debt financings.

The Company has incurred operating losses since inception and has an accumulated deficit of $355.8 million as of March 31, 2021. The Company expects to continue to incur net losses for at least the next 12 months. Based on the Company’s current operating plans and existing working capital at March 31, 2021, the Company believes its cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months.

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

The ongoing global outbreak of the novel coronavirus disease (“COVID-19”) has resulted in significant governmental measures being implemented to control the spread of the virus and has caused the Company to modify its business practices (including remote work for most of its employees). While the Company cannot predict their scope and severity, these developments and measures could materially and adversely affect its business, the Company’s results of operations and its financial condition. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and are taking steps to minimize its impact on its business. However, the extent to which COVID-19 impacts the Company’s business, results of operations or financial condition will depend on the extent and severity of the continued spread of COVID-19 globally, the effectiveness of actions taken to contain the pandemic or treat its impact, and the resulting economic consequences, among others. Furthermore, if the Company or any of the third parties with whom it engages were to experience shutdowns or other business disruptions, the Company’s ability to conduct its business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on the Company’s business, results of operations and financial condition.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position and its results of operations and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results that may be expected for any future period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K filed with the SEC on March 9, 2021.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
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

Note 2. Summary of Significant Accounting Policies

Net Sales

We commercially launched Gvoke PFS and Gvoke HypoPen for the treatment of severe hypoglycemia in people with diabetes in November 2019 and July 2020, respectively. Total net sales of Gvoke were $8.1 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively. Net sales represent gross product sales less estimated allowances for patient copay assistance programs, prompt payment discounts, payor rebates, chargebacks, service fees, and product returns, all of which are recorded at the time of sale to the pharmaceutical wholesaler or other customer. We apply significant judgments and estimates in determining some of these allowances. If actual results differ from our estimates, we make adjustments to these allowances in the period in which the actual results or updates to estimates become known. During the three months ended March 31, 2021, we made adjustments to rebate and patient assistance copay accruals which were recorded in prior years based on actual claims experience to date. These adjustments increased revenue by $0.9 million.

Refer to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of the Company's accounting policies.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients for application of GAAP, if certain criteria are met, to contracts and other transactions that reference LIBOR or other reference rates that are expected to be discontinued because of reference rate reform. The amendments in this update are effective through December 31, 2022. In January 2021, the FASB issued ASU 2021-01 to expand and clarify the scope of Topic 848 to include derivative instruments on discounting transactions. The Company does not currently expect the adoption of this new standard to have a material impact on its financial statements.

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
March 31, 2021
(unaudited)

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

Note 3. Inventory

The components of inventories consisted of the following (in thousands):

	March 31, 2021	December 31, 2020

Raw materials	$6,022	$2,874
Work in process	2,492	4,247
Finished goods	3,982	1,232
Inventory	$12,496	$8,353

Inventory reserves were $1.9 million and $1.5 million at March 31, 2021 and December 31, 2020, respectively.

Note 4. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020

Accrued employee costs	$6,939	$7,989
Accrued supply chain costs	1,270	1,702
Accrued marketing and selling costs	1,426	1,114
Accrued research and development costs	765	678
Accrued restructuring charges	512	811
Accrued interest expense	823	1,527
Accrued other costs	2,169	2,074
Other accrued liabilities	$13,904	$15,895

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
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

In September 2019, the Company entered into an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with the Lenders which amended and restated the Original Loan Agreement in its entirety. The Loan Agreement provided for the Lenders to extend up to $85.0 million in term loans to the Company in three tranches. The initial tranche of $60.0 million (the “Term A Loan”) was drawn down in September 2019. Additional tranches of $15.0 million (the "Term B Loan") and $10.0 million (the “Term C Loan”) were contingent on achievement of certain revenue targets which were not achieved. In conjunction with the execution of the Loan Agreement, the 2018 Term A Loan and 2018 Term B Loan were repaid and the final payment fee of $2.3 million was paid.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(unaudited)

Effective April 21, 2020, the Company entered into that certain First Amendment to Amended and Restated Loan and Security Agreement with the Lenders (the “First Amendment”) to amend the Loan Agreement to allow the Company to incur indebtedness under the U.S. Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) in the amount of $5.1 million (the “PPP Loan”).

On June 30, 2020, the Company entered into that certain Second Amendment to Amended and Restated Loan and Security Agreement with the Lenders (the "Second Amendment") to amend the Loan Agreement to provide for the Lenders’ consent to and allow for the Company's underwritten public offering of the Company's 5.00% Convertible Senior Notes due 2025 and permit the Company to prepay its PPP Loan in full. The Second Amendment also provided for the extension of the interest-only payment period through December 31, 2021, after which the term loans would be payable in 30 equal monthly installments. However, if the Company achieved a certain revenue milestone prior to January 1, 2022, then the period for interest-only payments would be extended through September 30, 2022, after which the term loans would be payable in 21 equal monthly installments. In addition the Second Amendment further provided for an extension of the maturity date from June 1, 2023 to June 1, 2024. After repayment, no loans may be re-borrowed.

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

On August 5, 2020, the Company entered into that certain Third Amendment to Amended and Restated Loan and Security Agreement with the Lenders (the “Third Amendment) to amend the Loan Agreement to (i) amend the definition of “Permitted Indebtedness” to include a new standby letter of credit in an amount not to exceed $0.4 million issued to the landlord for the Company’s new leased laboratory space and (ii) permit the sale of certain equipment related to the relocation of the Company’s research and development laboratory from San Diego to Chicago.

On October 23, 2020, the Company entered into that certain Fourth Amendment to Amended and Restated Loan and Security Agreement with the Lenders (the "Fourth Amendment") to amend the Loan Agreement to provide an additional tranche of $3.5 million (the “Term D Loan”, and, together with the Term A Loan, Term B Loan, and Term C Loan, the "Term Loan"), available upon execution. The Term D Loan of $3.5 million was drawn in November 2020 and will be payable under the same payment terms as the term loans. After repayment, the loan may not be re-borrowed.

On May 3, 2021, the Company entered into that certain Fifth Amendment to Amended and Restated Loan and Security Agreement with the Lenders (the “Fifth Amendment”) to amend the Loan Agreement (as amended, supplemented or otherwise modified from time to time, including by that certain First Amendment, Second Amendment, Third Amendment, Fourth Amendment, and Fifth Amendment, collectively, the "Amended Loan Agreement"). The Fifth Amendment provides that if the Company achieves a certain revenue milestone prior to November 30, 2021, then the period for interest-only payments is extended six months to July 2022 and the Term Loan will be payable in 24 equal monthly installments. If the Company achieves another revenue milestone prior to May 31, 2022, the period for interest-only payments is further extended three months, to October 2022 and the Term Loan will be payable in 21 equal monthly installments. If the Company achieves a third revenue milestone by September 15, 2022, the period for interest-only payments is further extended three months, to January 2023 and the Term Loan will be payable in 18 equal monthly installments. The Company currently expects to achieve each revenue milestone and has therefore classified the amounts due under the Amended Loan Agreement as non-current on its balance sheet as of March 31, 2021.

Pursuant to the Amended Loan Agreement, the Company has provided a first priority security interest in substantially all of the Company’s assets, including intellectual property, subject to certain limited exceptions.

All of the loans incur interest at a floating per annum rate in an amount equal to the sum of 6.25% plus the greater of (a) 2.43% and (b) the thirty-day U.S. Dollar LIBOR rate. For the period from the funding date of the Term A Loan through and including March 31, 2021, the interest rate was 8.68%. The remaining balance of unamortized debt issuance costs related to the Loan Agreement and the additional debt issuance costs incurred in conjunction with the Second Amendment have been reflected as a direct reduction to the loan balance and are being amortized to interest expense over the remaining life of the loan using the effective interest method.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(unaudited)

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
The components of debt are as follows (in thousands):

	March 31, 2021	December 31, 2020

Convertible Notes	$47,175	$47,175
Senior secured loan facility	43,500	43,500
Less: unamortized debt issuance costs	(3,403)	(3,654)
Long-term debt, net of unamortized debt issuance costs	$87,272	$87,021

The following table sets forth the Company’s future minimum principal payments on the senior secured loan facility (which reflect the Fifth Amendment) and the Convertible Notes (in thousands):

2021	$—
2022	—
2023	29,000
2024	14,500
2025	47,175
$90,675

For the three months ended March 31, 2021 and 2020, the Company recognized interest expense of $1.8 million and $1.5 million, respectively, of which $0.3 million and $0.2 million, respectively, was related to the amortization of debt issuance costs.

Note 6. Stockholders' Equity

The Company’s authorized shares of stock of 160.0 million are divided into 150.0 million shares of common stock, par value $0.0001 per share, and 10.0 million shares of preferred stock, par value $0.0001 per share. At March 31, 2021 none of the 10.0 million shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock. The Company’s board of directors has the authority, without action by the Company’s stockholders, to designate and issue the preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.

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

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(unaudited)

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
In March 2021, the Company completed a registered direct offering of 6,553,398 shares of its common stock at a price of $4.12 per share. Net proceeds from the equity offering were approximately $26.9 million after deducting offering expenses.

Upon vesting and settlement of RSUs or exercise of stock options, at the election of the grantee, the Company does not collect withholding taxes in cash from employees. Instead, the Company withholds, upon settlement as RSUs vest or as stock options are exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock. The Company then pays the minimum statutory withholding taxes in cash. During the three months ended March 31, 2021 and 2020, 220,425 and 31,250 RSUs vested, respectively for which 71,782 and 9,801 shares, respectively, were withheld to cover the minimum statutory withholding taxes of $0.4 million and $0.1 million, respectively.

Note 7. Warrants

In 2014 the Company issued 19,931 warrants (the “2014 Warrants”) to certain investors. The 2014 Warrants allow each holder to purchase one share of common stock for $5.912. Of the 2014 Warrants, 18,512 warrants were exercised and 1,419 warrants expired. There are no 2014 Warrants outstanding as of March 31, 2021.

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

The Company recognized gains of, $11,000 and $9,000 upon the change in fair value of the 2018 Term A Warrants and the 2018 Term B Warrants, respectively, during the three months ended March 31, 2021. The Company recognized gains of $4,000, $75,000 and $56,000 upon the change in fair value of the 2014 Warrants, the 2018 Term A Warrants and the 2018 Term B Warrants, respectively, during the three months ended March 31, 2020.

As of March 31, 2021, the following warrants were outstanding:

	Outstanding Warrants	Exercise Price per Warrant	Expiration Date

2018 Term A Warrants	53,720	$11.169	February 2025
2018 Term B Warrants	40,292	$11.169	September 2025
	94,012

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(unaudited)

Note 8. Commitments and Contingencies

Commitments

The Company has non-cancellable operating leases for office and laboratory space, which expire at various times through 2033. The non-cancellable lease agreements provide for monthly lease payments, which increase during the term of each lease agreement.

Future minimum lease payments under operating leases at March 31, 2021 are as follows (in thousands):

2021	$962
2022	1,813
2023	2,031
2024	1,981
2025	1,931
Thereafter	13,723
Total minimum lease payments	$22,441

Total rent expense under these operating leases was approximately $0.6 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, we had unused letters of credit of $1.4 million which were issued primarily to secure leases.

Litigation

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of March 31, 2021, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.

Note 9. Restructuring Costs

In the third quarter of 2020, the Company commenced a plan to relocate its research and development laboratory from San Diego to Chicago. The costs associated with the plan include employee termination and relocation costs and other facility exit costs. The Company expects to incur total restructuring costs of approximately $2.3 million related to the plan. Costs of $0.3 million were incurred in the three months ended March 31, 2021, of which $0.1 million is included in research and development expenses, $0.1 million is included in selling, general and administrative expenses, and $0.1 million is included in costs of goods sold in the condensed consolidated statements of operations and comprehensive loss. The Company anticipates that the restructuring will be substantially complete by the end of the fourth quarter of 2021. The restructuring reserve is included in other accrued liabilities in the condensed consolidated balance sheet.

The following table summarizes the initial restructuring reserve and the payments made during the three months ended March 31, 2021 (in thousands):

	Employee Termination and Relocation Costs	Other	Total
Balance accrued at December 31, 2020	$646	$165	$811
Restructuring costs	253	57	310
Payments	(393)	(216)	(609)
Balance accrued at March 31, 2021	$506	$6	$512

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(unaudited)

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

The 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019 and each January 1 thereafter, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. On January 1, 2021 and 2020, the number of shares of common stock available for issuance under the 2018 Plan was automatically increased by 2,384,448 shares and 1,088,580 shares, respectively. As of March 31, 2021, there were 1,228,597 shares of common stock available for future issuance under the 2018 Plan.

The 2018 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to issue up to 193,000 shares of common stock to participating employees. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee’s offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval with a purchase date of the last business day of June and December each year. This plan became effective on the date immediately prior to the effectiveness of the Company's IPO registration statement. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31; (ii) 386,000 shares or (iii) such lesser number of shares as determined by the ESPP administrator. On January 1, 2021 and 2020, the number of shares of common stock available for issuance under the ESPP increased by 386,000 shares and 272,145 shares, respectively. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. As of March 31, 2021, there were 693,666 shares available for issuance under the ESPP.

The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company uses this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercial launch of Gvoke and the expansion of the Company generally. The Company initially reserved 750,000 shares of common stock for the issuance of awards under the Inducement Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. As of March 31, 2021, there were 236,534 shares of common stock available for future issuance under the Inducement Plan.

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

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(unaudited)

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

The fair value of stock options granted was estimated with the following weighted average assumptions:

	Three Months Ended March 31,
	2021	2020
Expected term (years)	6.1	6.1
Risk-free interest rate	1.16%	0.46%
Expected volatility	76.25%	66.23%
Expected dividends	—	—

Stock option activity under the 2011 Plan, 2018 Plan and Inducement Plan for the three months ended March 31, 2021 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2021	4,953,906	$5.84	7.46
Granted	644,173	5.09
Exercised and vested	(20,213)	1.57
Forfeited	(237,622)	5.96
Expired	(40,723)	13.77
Outstanding - March 31, 2021	5,299,521	$5.69	7.42
Exercisable - March 31, 2021	2,390,836	$5.80	6.18
Vested and expected to vest as of March 31, 2021	5,029,730	$5.71	7.31

The weighted average fair value of awards granted during the three months ended March 31, 2021 was $3.39 per share. The total intrinsic value of options exercised during the three months ended March 31, 2021 was $0.1 million. As of March 31, 2021, the aggregate intrinsic value of awards vested and expected to vest was $4.2 million.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(unaudited)

At March 31, 2021, there was a total of $11.0 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.3 years.

A summary of outstanding RSU awards and the activity for the three months ended March 31, 2021 was as follows:

	Units	Weighted Average Grant Date Fair Value
Unvested balance - January 1, 2021	766,550	$7.07
Granted	1,405,344	5.08
Vested	(220,425)	7.43
Forfeited	(67,374)	5.30
Unvested balance - March 31, 2021	1,884,095	$5.60

RSUs are measured based on the fair market value of the underlying stock on the date of grant and vest over either three or four years in equal annual installments beginning on the one-year anniversary of the date of grant. Stock-based compensation expense related to RSUs is recognized on a straight-line basis over the employee’s requisite service period. As of March 31, 2021, there was $9.9 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted average remaining vesting period of 2.7 years.

The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs and the ESPP (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of goods sold	$16	$37
Research and development	347	297
Selling, general and administrative	2,098	1,674
Total stock-based compensation expense	$2,461	$2,008
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

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(unaudited)

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2021 and December 31, 2020 (in thousands):

	Total as of March 31, 2021	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$66,604	$66,604	$—	$—

Investments:
U.S. government securities	40,263	40,263	—	—
Corporate securities	6,874	—	6,874	—
Commercial paper	16,986	—	16,986	—
Foreign government securities	3,934	—	3,934	—
Foreign corporate securities	1,233	—	1,233	—
Total investments	$69,290	$40,263	$29,027	$—

Liabilities
Warrant liabilities	$139	$—	$—	$139

	Total as of December 31, 2020	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$37,598	$37,598	$—	$—

Investments:
U.S. government securities	64,386	64,386	—	—
Corporate securities	13,625	—	13,625	—
Commercial paper	18,179	—	18,179	—
Total investments	$96,190	$64,386	$31,804	$—

Liabilities
Warrant liabilities	$159	$—	$—	$159

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

The Company has determined that the warrant liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the change in the warrant liabilities (in thousands):

Balance at December 31, 2020	$159
Change in fair value of warrants	(20)
Balance at March 31, 2021	$139

There were no transfers between any of the levels of the fair value hierarchy during the three months ended March 31, 2021.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(unaudited)

Note 12. Available-for-Sale Investments

The Company classifies its investments in debt securities as available-for-sale. Debt securities are comprised of highly liquid investments with minimum “A” rated securities and, as of March 31, 2021, consist of U.S. Treasury and agency bonds and corporate entity commercial paper and securities, all with maturities of more than three months but less than one year at the date of purchase. Debt securities as of March 31, 2021 had an average remaining maturity of 0.3 years. The debt securities are reported at fair value with unrealized gains or losses recorded in other comprehensive income (loss). Refer to Note 11, "Fair Value Measurements," for information related to the fair value measurements and valuation methods utilized.

The following table represents the Company’s available-for-sale investments by major security type as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Investments:
Commercial paper	$16,986	$—	$—	$16,986
Corporate securities	6,865	11	(2)	6,874
U.S. government securities	40,256	7	—	40,263
Foreign government securities	3,935	$—	$(1)	$3,934
Foreign corporate securities	1,234	$—	$(1)	$1,233
Total available-for-sale investments	$69,276	$18	$(4)	$69,290

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Investments:
Commercial paper	$18,179	$—	$—	$18,179
Corporate securities	13,597	29	(1)	13,625
U.S. government securities	64,383	7	(4)	64,386
Total available-for-sale investments	$96,159	$36	$(5)	$96,190

The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity of and reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three months ended March 31, 2021 and 2020, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

Note 13. Net Loss Per Common Share

Basic and diluted net loss per common share are determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. For all periods presented, the shares issuable upon conversion, exercise of vesting of Convertible Notes, warrants, stock option awards and RSUs have been excluded from the calculation because their effects would be anti-dilutive. Therefore, the weighted average common shares outstanding used to calculate both basic and diluted net loss per common share are the same.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(unaudited)

The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	As of March 31,
	2021	2020
Shares to be issued upon conversion of Convertible Notes	15,416,667	—
Vested and unvested stock options	5,299,521	5,042,386
Restricted stock units	1,884,095	661,250
Warrants	94,012	95,431
	22,694,295	5,799,067

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements for Forward-Looking Information

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements and the notes to those financial statements included in the Annual Report on Form 10-K filed on March 9, 2021 with the U.S. Securities and Exchange Commission. In addition to financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "will," "would," "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and terms of similar meaning are also generally intended to identify forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including without limitation, the regulatory approval of our product candidates, our ability to market and sell our products and product candidates if approved, the effect of uncertainties related to the current coronavirus pandemic, or any other health epidemic, on U.S. and global markets, our business, financial condition, operations, third-party suppliers or the global economy as a whole, and other factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statements contained herein speak only as of the date hereof, and Xeris expressly disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Unless otherwise indicated, references to "Xeris," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Xeris Pharmaceuticals, Inc. Also, throughout this document, unless otherwise noted, references to Gvoke include Gvoke PFS, Gvoke HypoPen and Ogluo.

We are a specialty pharmaceutical company delivering innovative solutions to simplify the experience of administering important therapies that people rely on every day around the world. With novel technology platforms, XeriSol™ and XeriJect™, that enable ready-to-use, room-temperature stable formulations of injectable and infusible therapies, we are advancing a portfolio of solutions in various therapeutic categories. Our first product, Gvoke®, delivers ready-to-use glucagon via a pre-filled syringe ("Gvoke PFS") or auto-injector ("Gvoke HypoPen®") for the treatment of severe hypoglycemia, a potentially life-threatening condition, in people with diabetes. Gvoke was approved in September 2019 by the U.S. Food & Drug Administration ("FDA") for the treatment of severe hypoglycemia in pediatric and adult patients with diabetes ages two years and older. We began the field launch of Gvoke PFS and Gvoke HypoPen in January 2020 and July 2020, respectively, and each is available in two doses: a 0.5 mg/0.1 mL dose for pediatric patients and a 1 mg/0.2 mL dose for adolescent and adult patients. In February 2021 the European Commission ("EC") granted a marketing authorization for and in April 2021 the United Kingdom's Medicines and Healthcare Regulatory Agency ("MHRA") approved Ogluo® (glucagon) for the treatment of severe hypoglycemia in adults, adolescents, and children aged two years and over with diabetes mellitus. We are currently actively seeking a partner to commercialize Ogluo in the U.K., EU, and other regions, with a targeted fourth quarter 2021 launch in select EU countries. We are also continuing to evaluate additional applications of our ready-to-use glucagon formulation to address needs in hypoglycemia and related conditions. In addition, we are applying our technology platforms to other commercially available drugs to enable more convenient and patient-friendly subcutaneous ("SC") and intramuscular ("IM") routes of administration, including the development of products to address unmet needs in both diabetes and epilepsy. We own the rights to our proprietary formulation technology platforms, Gvoke, and our product candidates domestically and internationally, with 121 patents issued globally, including a composition of matter patent covering our ready-to-use glucagon formulation that expires in 2036.
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

We have built a commercial organization to support the commercialization of Gvoke in the United States. As noted above, outside the United States we may commercialize Ogluo with internal resources and/or pursue a commercialization partner in order to broaden the availability of Ogluo to more European countries. We currently contract with third parties for the manufacture, assembly, testing, packaging, storage and distribution of our products.

Since our inception in 2005, we have devoted substantially all of our resources to conducting research and development including preclinical studies of our product candidates and clinical trials of our most advanced product candidates, organizing and staffing our company, raising capital and commercializing our first product, Gvoke.

We have funded our operations to date primarily with proceeds from the sale of our preferred and common stock and debt financing. We have received gross proceeds of $253.0 million from public equity offerings of our common stock (including our June 2018 initial public offering ("IPO") and our February 2019, February 2020, June 2020 and March 2021 offerings), $104.9 million from sales of our preferred stock, $86.3 million from our June 2020 Convertible Notes offering and $60.0 million from the Amended and Restated Loan and Security Agreement (as amended, the "Amended Loan Agreement"), of which $20.0 million was repaid in June 2020. In August 2019, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC"), which covers the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, which we refer to as the "Shelf". We simultaneously entered into a Sales Agreement with Jefferies LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $50.0 million of our common stock from time to time in at-the-market offerings under the Shelf.

In February 2020, we completed an equity offering and sold 10,299,769 shares of common stock, including 1,299,769 shares pursuant to the underwriters’ option to purchase additional shares of common stock. Net proceeds from the offering were $39.9 million. In June 2020, we completed a public notes offering and sold $86.3 million aggregate principal amount of 5.00% Convertible Senior Notes, including $11.3 million pursuant to the underwriters' option to purchase additional notes which was exercised in full in July 2020. Concurrent with the public notes offering, in June 2020 we completed an equity offering and sold 8,510,000 shares of common stock, including 1,110,000 shares pursuant to the underwriters’ option to purchase additional shares of common stock which also was exercised in full in July 2020. Gross proceeds from the equity offering were $23.1 million. Net proceeds from both June 2020 offerings were $102.8 million. In March 2021, the Company completed a registered direct offering of 6,553,398 shares of its common stock at a price of $4.12 per share. Net proceeds from the equity offering were approximately $26.9 million after deducting public offering expenses. There currently remains $69.1 million available for future offerings under the Shelf. During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of the Company’s common stock. As of April 30, 2021, the outstanding balance of Convertible Notes was $47.2 million. In October 2020, we entered into a fourth amendment to the Amended Loan Agreement, which provided for an additional $3.5 million term loan which was drawn in November 2020. As of March 31, 2021, the outstanding balance under the Amended Loan Agreement was $43.5 million.

For the three months ended March 31, 2021 and 2020, we reported net losses of $18.4 million and $29.2 million, respectively. We have not been profitable since inception, and, as of March 31, 2021, our accumulated deficit was $355.8 million. In the near term, we expect to continue to incur significant expenses, operating losses and net losses as we:

■	continue our marketing and selling efforts related to commercialization of Gvoke;
■	continue our research and development efforts;
■	seek regulatory approval for new product candidates and product enhancements; and
■	continue to operate as a public company.

We began our field launch of Gvoke in January 2020 and have not yet generated a profit. We may continue to seek public equity and debt financing to meet our capital requirements. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to commercialize our product candidates, if approved. In addition, we may not be profitable even if we commercialize any of our product candidates.

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

We believe that customer demand for Gvoke has been adversely impacted by the COVID-19 pandemic due to the disruption the pandemic has caused in patients' normal access to healthcare as well as our sales and marketing personnel's access to customers. Initially, we suspended in-person interactions by our sales and marketing personnel in healthcare settings. We are engaging with these customers remotely, via webinar programs and virtual meetings, as we seek to continue to support healthcare professionals and patient care. As parts of the country reopened, some of our sales and marketing personnel began to reengage with a limited number of in-person interactions. However, with the resurgence of COVID-19 in many areas, our ability to connect with our customers in person became much more limited and we reverted to almost exclusively remote interactions. As some parts of the country have again begun to reopen, our sales and marketing personnel have again begun to reengage with in-person interactions where possible. Remote interactions generally are not as effective as in-person interactions. In addition, several conferences and other programs at which we intended to market Gvoke have been postponed, canceled and/or transitioned to virtual meetings. We also have revised our patient copay assistance program to offer a copay card with a buy-down to $0 for commercially eligible patients in response to the COVID-19 pandemic.

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

We have incurred operating losses since inception, and we have an accumulated deficit of $355.8 million at March 31, 2021. Although we believe that our cash, cash equivalents, investments, and expected revenue from sales of Gvoke will enable us to fund our operating and capital expenditure requirements for at least the next 12 months, we cannot predict the impact of the COVID-19 pandemic on our future results of operations and financial condition due to a variety of factors, including the health of our employees, the ability of suppliers to continue to operate and deliver, the ability of Xeris and our customers to maintain operations, continued access to transportation resources, the changing needs and priorities of customers, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. As further detailed in "Liquidity and Capital Resources" below, we have relied on equity and debt financing for our funding to date and completed concurrent convertible debt and equity offerings in June/July 2020 under which we raised gross proceeds of $109.4 million and a registered direct offering in March 2021 under which we raised gross proceeds of $27.0 million. Given the impact of COVID-19 on the U.S. and global financial markets, we may be unable to access further equity or debt financing if and when needed.

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

We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy, and we cannot presently predict the scope and severity of any potential business shutdowns or disruptions. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets. If we, or any of the third parties with whom we engage, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

Components of our Results of Operations

Net Sales

Net sales represent gross product sales less estimated allowances for patient copay assistance programs, prompt payment discounts, payor rebates, chargebacks, service fees, and product returns, all of which are recorded at the time of sale to the pharmaceutical wholesaler or other customer. We apply significant judgments and estimates in determining some of these allowances. If actual results differ from our estimates, we make adjustments to these allowances in the period in which the actual results or updates to estimates become known.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change

Net sales	$8,051	$1,676	$6,375
Grant and other income	144	112	32
Cost of goods sold	1,826	1,790	36
Gross profit (loss)	6,369	(2)	6,371

Operating expenses:
Research and development	4,032	6,646	(2,614)
Selling, general and administrative	19,077	21,606	(2,529)
Total operating expenses	23,109	28,252	(5,143)
Loss from operations	(16,740)	(28,254)	11,514
Other income (expense):
Interest and other income	100	434	(334)
Interest expense	(1,791)	(1,499)	(292)
Change in fair value of warrants	20	135	(115)
Total other income (expense)	(1,671)	(930)	(741)
Net loss before benefit from income taxes	(18,411)	(29,184)	10,773
Benefit from income taxes	—	—	—
Net loss	$(18,411)	$(29,184)	$10,773

Net Sales

We commercially launched Gvoke PFS and Gvoke HypoPen for the treatment of severe hypoglycemia in people with diabetes in November 2019 and July 2020, respectively. Total net sales of Gvoke were $8.1 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively. Net sales represent gross product sales less estimated allowances for patient copay assistance programs, prompt payment discounts, payor rebates, chargebacks, service fees, and product returns, all of which are recorded at the time of sale to the pharmaceutical wholesaler or other customer. We apply significant judgments and estimates in determining some of these allowances. If actual results differ from our estimates, we make adjustments to these allowances in the period in which the actual results or updates to estimates become known. During the three months ended March 31, 2021, we made adjustments to rebate and patient assistance copay accruals which were recorded in prior years based on actual claims experience to date. These adjustments increased revenue by $0.9 million.

Cost of Goods Sold

Cost of goods sold was $1.8 million for the three months ended March 31, 2021, which included primarily standard cost for product sold. Cost of goods sold for the three months ended March 31, 2020 was $1.8 million, which included $1.2 million related to the establishment of a reserve for excess and obsolete inventory. Manufacturing costs for Gvoke incurred prior to approval and initial commercialization were previously expensed as research and development costs.

Research and Development Expenses

Research and development expenses decreased by $2.6 million for the three months ended March 31, 2021 in comparison to the three months ended March 31, 2020. The decrease was primarily driven by declines in expenses associated with our clinical trials of $1.9 million and pharmaceutical process development costs of $0.6 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $2.5 million for the three months ended March 31, 2021 in comparison to the three months ended March 31, 2020. The decrease was primarily driven by a decrease in marketing and selling expenses of $4.9 million due to a decrease in advertising and fewer conferences and meetings as a result of the COVID-19 pandemic. This decrease was partially offset by an increase of $2.0 million in personnel-related costs, which included an increase in sales force headcount.

Other Income (Expense)

For the three months ended March 31, 2021, interest and other income decreased by $0.3 million in comparison to the three months ended March 31, 2020, as a result of lower interest rates. In addition, for the three months ended March 31, 2021, interest expense increased by $0.3 million in comparison to the three months ended March 31, 2020, primarily due to interest on the convertible notes issued in the June 2020 offering of $0.6 million, partially offset by lower interest expense on our bank debt due to lower amounts outstanding under the Amended Loan Agreement.

Liquidity and Capital Resources

Our primary uses of cash are to fund costs related to the manufacturing, marketing and selling of Gvoke, the research and development of our product candidates, general and administrative expenses and working capital requirements. Historically, we have funded our operations primarily through private placements of convertible preferred stock, public equity offerings of common stock, and issuance of debt. In June 2018, we completed our IPO of 6,555,000 shares of our common stock at a price of $15.00 per share for aggregate net proceeds of $88.9 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In February 2019, we completed an equity offering and sold an aggregate of 5,996,775 shares of common stock at a price of $10.00 per share. Net proceeds from this equity offering were $55.5 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In September 2019, we entered into the Amended Loan Agreement that provided for term loans of up to an aggregate of $85.0 million, of which $60.0 million was drawn in September 2019 and of which $20.0 million was repaid in June 2020. Additional tranches of $15.0 million (the "Term B Loan") and $10.0 million (the “Term C Loan”) were contingent on achievement of certain revenue targets which were not achieved. In August 2019, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, which we refer to as the "Shelf". We simultaneously entered into a Sales Agreement with Jefferies LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $50.0 million of our common stock from time to time in "at-the-market" offerings under the Shelf. As of March 31, 2021, we have sold an aggregate of 204,427 shares of common stock in at-the-market offerings under the Shelf for gross proceeds of $1.8 million. Also as of March 31, 2021, there remains $69.1 million available for future offerings under the Shelf.

In February 2020, we completed an equity offering and sold 10,299,769 shares of common stock. Net proceeds from this equity offering were $39.8 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In June 2020, we completed a public notes offering and sold $86.3 million aggregate principal amount of 5.00% Convertible Senior Notes, including $11.3 million pursuant to the underwriters' option to purchase additional notes which was fully exercised in July 2020. Concurrently with the public notes offering, in June 2020, we completed an equity offering and sold 8,510,000 shares of common stock, including 1,110,000 shares pursuant to the underwriters’ option to purchase additional shares of common stock which was also fully exercised in July 2020. Net proceeds from both June 2020 offerings (including the net proceeds from the exercise of the underwriters' over-allotment options in July 2020) were $102.8 million after deducting underwriting discounts and commissions as well as other offering expenses. During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of the Company’s common stock. In March 2021, we completed a registered direct offering of 6,553,398 shares of our common stock, the net proceeds of which were $26.9 million. As of March 31, 2021, the outstanding balance of Convertible Notes was $47.2 million. In October 2020, we entered into a fourth amendment to the Amended Loan Agreement which provided for an additional $3.5 million term loan which was drawn in November 2020. As of March 31, 2021, the outstanding balance under the Amended Loan Agreement was $43.5 million. On May 3, 2021, the Company entered into that certain Fifth Amendment to Amended and Restated Loan and Security Agreement with the Lender (the “Fifth Amendment”) to amend the Loan Agreement (as amended, supplemented or otherwise modified from time to time, including by that certain First Amendment, Second Amendment, Third Amendment, Fourth Amendment, and Fifth Amendment, collectively, the "Amended Loan Agreement"). The Fifth Amendment provides that if the Company achieves a certain revenue milestone prior to November 30, 2021, then the period for interest-only payments is extended six months to July 2022. If the Company achieves another revenue milestone prior to May 31, 2022, the period for interest-only payments is further extended three months, to October 2022. If the Company achieves a third revenue milestone by September 15, 2022, the period for interest-only payments is further extended three months, to January 2023. The Company currently expects to achieve each revenue milestone and has therefore classified the amounts due under the Amended Loan Agreement as non-current on its balance sheet as of March 31, 2021.

We have incurred operating losses since inception, and we have an accumulated deficit of $355.8 million at March 31, 2021. Based on our current operating plans and existing working capital at March 31, 2021, we believe that our cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months. We expect to incur substantial additional expenditures in the near term to support the marketing and selling of Gvoke and our ongoing research and development activities. We expect to continue to incur net losses for at least the next 12 months. Our ability to fund our product development and clinical operations, including completion of future clinical trials, as well as marketing and selling Gvoke and commercialization of our product candidates, if approved, will depend on the amount and timing of cash received from future financings. Our future capital requirements will depend on many factors, including:

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

Cash Flows

	Three Months Ended March 31,
(in thousands)	2021	2020

Net cash used in operating activities	$(23,956)	$(28,945)
Net cash provided by investing activities	26,301	8,676
Net cash provided by financing activities	26,661	40,067

The decrease in cash used in operating activities for the three-month period ended March 31, 2021, as compared to the three-month period ended March 31, 2020, was primarily driven by increased net sales of Gvoke, decreased research and development costs and decreased selling and manufacturing costs. For a discussion regarding the net sales of Gvoke and decreases in spending, refer to "Results of Operations" included in this Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

The increase in cash provided by investing activities for the three-month period ended March 31, 2021, as compared to the three-month period ended March 31, 2020, was primarily due to a greater number of investments maturing or being sold and invested in cash equivalents than in the prior period and proceeds from the equity offering in the first quarter of 2021 being invested in cash equivalents rather than short-term investments as were a portion of the February 2020 equity offering proceeds.

The decrease in cash provided by financing activities for the three-month period ended March 31, 2021, as compared to the three-month period ended March 31, 2020, was primarily due to the net proceeds of $26.9 million from the March 2021 registered direct offering of our common stock, as compared to the net proceeds of $39.9 million from the February 2020 public offering of our common stock.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES AND ASSUMPTIONS

Our Annual Report on Form 10-K for the year ended December 31, 2020 describes the critical accounting policies for which management uses significant judgments and estimates in the preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies since December 31, 2020.

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

Interest Rate Risk

Cash and Cash Equivalents and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash and cash equivalents and investments outstanding at March 31, 2021 would increase or decrease interest income by approximately $1.4 million on an annual basis.

Long-term Debt—Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. Based on our outstanding borrowings pursuant to the Amended Loan Agreement at March 31, 2021, interest is incurred at a floating per annum rate in an amount equal to the sum of 6.25% plus the greater of (a) 2.43% and (b) the thirty-day U.S. Dollar LIBOR rate. A one-percentage point increase in interest rates would have no impact on interest expense on an annual basis as the thirty-day U.S. Dollar LIBOR rate at March 31, 2021 was 0.11%, which including a one-percent point increase would remain below 2.43%. Interest on the Convertible Notes is assessed at a fixed rate of 5.0% annually and therefore does not subject us to interest rate risk.

Foreign Exchange Risk

We contract with contract research organizations outside the United States. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2021, we had immaterial liabilities denominated in the Australian Dollar. Net foreign currency gains and losses did not have a material effect on our results of operations for the three months ended March 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report for the year ended December 31, 2020 and in other documents that we file with the SEC, in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized and described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

As a result of the coronavirus pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

■
We believe that the COVID-19 pandemic has had, and may continue to have, an adverse impact on demand for our product, Gvoke, due to government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures which may result in patients not visiting their healthcare providers or their pharmacies to get their prescriptions filled. Initially, we suspended in-person interactions by our sales and marketing personnel in healthcare settings. We are engaging with these customers remotely, via webinar programs and virtual meetings, as we seek to continue to support healthcare professionals and patient care. As parts of the country reopened, some of our sales and marketing personnel began to reengage with a limited number of in-person interactions. However, with the resurgence of COVID-19 in many areas, our ability to connect with our customers in person became much more limited and we reverted to almost exclusively remote interactions. As some parts of the country have again begun to reopen, our sales and marketing personnel have again begun to reengage with in-person interactions where possible. Remote interactions generally are not as effective as in-person interactions. In addition, several conferences and other programs at which we intended to market Gvoke have been postponed, canceled and/or transitioned to virtual meetings. Remote interactions may be less effective than in-person interactions. In addition, due to the prioritization of healthcare resources toward pandemic efforts, even remote interactions may not be possible.

■
We currently rely on third-party suppliers and contract manufacturing organizations ("CMOs") for the manufacture of Gvoke as well as to perform third-party logistics functions, including warehousing and distribution of Gvoke. In addition, we rely on third parties to perform quality testing and supply other goods and services to run our business. If any such third party in our supply chain for materials is adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture commercial quantities of Gvoke.

■	In March 2020, we closed our offices and requested that most of our personnel, including all of our administrative employees, work remotely, restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in any given location. We reopened our offices in mid-June on a limited, voluntary basis for those personnel who prefer to work from the office. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. Further, this could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors. In addition, we have implemented certain measures to reduce spending and have delayed or suspended projects. Although we have implemented such cost reducing measures, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from such measures due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected cost savings from such measures, our operating results and financial condition would be adversely affected.
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
■
Health regulatory agencies globally may experience disruptions in their operations as a result of the coronavirus pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any elongation or deprioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. For example, regulatory authorities may require that we not distribute a product candidate lot until the relevant agency authorizes its release. Such release authorization may be delayed as a result of the coronavirus pandemic and could result in delays to our clinical trials.

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

Historically, we have funded our operations primarily through private placements of convertible preferred stock, public offerings of common stock and convertible notes, and debt issuances. We commercially launched Gvoke PFS in November 2019 and Gvoke HypoPen in July 2020. We are in the early stages of commercializing our first pharmaceutical product and have a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies prior to and at the early stages of commercialization of any product candidates, especially pharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully commercializing pharmaceutical products. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to successfully complete the transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.
We have incurred significant losses in every fiscal year since inception. For the three months ended March 31, 2021 and 2020, we reported a net loss of $18.4 million and $29.2 million, respectively. In addition, our accumulated deficit as of March 31, 2021 was $355.8 million. Substantially all of our operating losses have resulted from costs incurred in connection with research and development, clinical and regulatory initiatives to obtain approvals for our product candidates and preparation for commercialization of Gvoke and more recently the commercial launch of Gvoke.

We expect to continue to incur significant operating expenses as we continue the commercialization of Gvoke, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. In particular, we anticipate that we will continue to incur significant expenses as we:

■	execute our Gvoke commercial strategy in the U.S. and our Ogluo® (glucagon) commercial strategy outside the U.S.;
■	continue our research and development efforts;
■	seek regulatory approval for new product candidates and product enhancements; and
■	continue to operate as a public company.

Our first product, Gvoke, was approved by the FDA for the treatment of severe hypoglycemia in pediatric and adult patients with diabetes ages two years and above on September 10, 2019. In February 2021 the European Commission ("EC") granted a marketing authorization for and in April 2021 the United Kingdom's Medicines and Healthcare Regulatory Agency approved Ogluo for the treatment of severe hypoglycemia in adults, adolescents, and children aged two years and over with diabetes mellitus. We are currently actively seeking a partner to commercialize Ogluo in the U.K., EU, and other regions, with a targeted fourth quarter 2021 launch in select EU countries. Our ability to generate revenue from Gvoke, Ogluo and our product candidates and to transition to profitability and generate positive cash flows is uncertain and depends on the successful commercialization of Gvoke and our product candidates. Many of our product candidates are still in development. Successful development and commercialization will require achievement of key milestones, including completing clinical trials and obtaining marketing approval for our product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, and if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our ability to become profitable depends upon our ability to generate revenue. Our ability to generate revenue from Gvoke and our product candidates, if successfully developed and approved, depends on a number of factors, including, but not limited to, our ability to:

■	obtain commercial quantities of our products at acceptable cost levels;
■	achieve an adequate level of market acceptance of our products in the medical community and with third-party payors, including placement in accepted clinical guidelines for the conditions for which our product candidates are intended to target;
■	obtain and maintain third-party coverage and adequate reimbursement for our products;
■	launch and commercialize our products utilizing our own sales force or by entering into partnership or co-promotion arrangements with third parties; and
■	successfully develop and obtain marketing approval for our product candidates.

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

Pharmaceutical development is a time consuming, expensive and uncertain process that takes years to complete. We are incurring significant commercialization expenses related to product sales, marketing, manufacturing, packaging and distribution of Gvoke and expect to continue to incur such expenses for Gvoke as well as for any of our product candidates, if approved. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. For example, due to the impacts of the COVID-19 pandemic on our business, including those discussed in the risk factor titled “Our business may be adversely affected by the ongoing coronavirus pandemic,” we applied for and received a PPP Loan on April 22, 2020 for $5.1 million, of which $0.9 million was repaid on May 4, 2020 and the remaining $4.2 million on June 30, 2020. While we initiated a variety of cost reduction initiatives, we sought and obtained the PPP Loan due to our belief that such funds were necessary to support payroll costs, rent and utilities in order to avoid more drastic measures, such as deep workforce reductions, that would have likely significantly impaired our financial viability. In the future, if we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs and/or sales and marketing activities.

We may be required to or choose to obtain further funding through public equity offerings, debt financings, royalty-based financing arrangements, collaborations and licensing arrangements or other sources. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing obtained by us would be senior to our common stock, would likely cause us to incur interest expense, and could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may increase our expenses and make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions and in-licensing opportunities. Under our existing credit facility, the Amended and Restated Loan and Security Agreement dated September 10, 2019 (as amended, supplemented or otherwise modified from time to time, including by that certain First Amendment to the Amended and Restated Loan and Security Agreement dated April 21, 2020, that certain Second Amendment to Amended and Restated Loan and Security Agreement dated June 30, 2020, that certain Third Amendment to Amended and Restated Loan and Security Agreement dated August 5, 2020, that certain Fourth Amendment to the Amended and Restated Loan and Security Agreement dated October 23, 2020, and that certain Fifth Amendment to Amended and Restated Loan and Security Agreement dated May 3, 2021, collectively, the “Amended Loan Agreement”) with Oxford Finance LLC, as the collateral agent and a lender, and Silicon Valley Bank, as a lender, and the Company, we are restricted in our ability to incur additional indebtedness and to pay dividends but, in connection with our public notes offering, the Lenders consented to the Convertible Notes (defined below) offering as permitted convertible indebtedness. Any additional debt financing that we may secure in the future could include similar or more restrictive covenants relating to our capital raising activities, buying or selling assets and other financial and operational matters, which may make it more difficult for us to obtain additional capital, manage our business and pursue business opportunities. We may also be required to secure any such debt obligations with some or all of our assets. For example, our Amended Loan Agreement is secured by substantially all of our property and assets, including our intellectual property assets, subject to certain exceptions.

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

On June 30, 2020, we completed a public offering of $86.3 million aggregate principal amount of our 5.00% Convertible Senior Notes due 2025 (the "Convertible Notes"), including $11.3 million pursuant to the underwriters' option to purchase additional notes which was exercised in July 2020. A total principal amount of $39.1 million of Convertible Notes converted into equity in the second half of 2020. As of March 31, 2021, the outstanding balance of Convertible Notes was $47.2 million. The Convertible Notes are governed by the terms of a base indenture for senior debt securities (the “Base Indenture”), as supplemented by the first supplemental indenture thereto (the “Supplemental Indenture” and together with the Base Indenture, the “Indenture”), each dated as of June 30, 2020, between us and U.S. Bank National Association, as trustee. Failure to satisfy our current and future debt obligations under the Indenture could result in an event of default and, as a result, all of the amounts outstanding could immediately become due and payable. In the event of an acceleration of amounts due under the Indenture as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness.

In addition, we have $43.5 million outstanding under our Amended Loan Agreement as of March 31, 2021. All obligations under our Amended Loan Agreement are secured by substantially all of our property and assets, including our intellectual property assets, subject to certain limited exceptions. The term loans and the Convertible Notes may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Failure to satisfy our current and future debt obligations under our Amended Loan Agreement could result in an event of default and, as a result, our lenders could accelerate all amounts due. Events of default also include our failure to comply with customary affirmative and negative covenants as well as a default under any indenture or other agreement governing convertible indebtedness permitted by the Amended Loan Agreement, including the Indenture. Affirmative covenants include the maintenance of a minimum cash balance of $5.0 million in an account with Silicon Valley Bank and, in the event that we also maintain one or more permitted accounts at other institutions, an additional amount equal to the outstanding obligations. Negative covenants include prohibition on the payment of dividends and distributions, certain mergers and change of control events, and restrictions on the incurrence of additional debt. In addition, the occurrence of material adverse changes in the Company’s business, including its prospect of repayment of its obligations, could result in an event of default. In the event of an acceleration of amounts due under our Amended Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.

We may be unable to raise the funds necessary to repurchase the Convertible Notes for cash following a fundamental change, and our existing and future indebtedness may limit our ability to repurchase the Convertible Notes.

Noteholders may require us to repurchase their Convertible Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. A fundamental change includes certain acquisition transactions and the failure of our common stock to be listed on the Nasdaq Global Select Market or certain similar national securities exchanges. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes. In addition, applicable law, regulatory authorities and the agreements governing our existing and future indebtedness may restrict our ability to repurchase the Convertible Notes. Our failure to repurchase the Convertible Notes when required will constitute a default under the Indenture that governs the Convertible Notes. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other existing or future indebtedness, which may result in that other indebtedness becoming immediately payable in full. For instance, a fundamental change without lender consent would constitute an event of default under our Amended Loan Agreement. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.

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

We have recently developed our commercial infrastructure for the sales, marketing and distribution of Gvoke. In order to successfully commercialize Gvoke and our product candidates, we will need to maintain and may need to expand our marketing, sales, distribution, managerial and other non-technical capabilities and/or make arrangements with third parties to perform some or all of these services. We have recently established a sales force to market Gvoke in the United States. There are significant expenses and risks involved with establishing our own sales and marketing capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in our ability to maintain or expand, if needed, our internal sales, marketing and distribution capabilities would adversely impact the commercialization of Gvoke and the launch and commercialization of our product candidates, if approved.

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

In addition, we intend to establish collaborations to commercialize our product candidates outside the United States, if approved by the relevant regulatory authorities, including Ogluo which received approval in February 2021 and April 2021 from the European Commission and the United Kingdom’s Medicines and Healthcare Regulatory Agency, respectively. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such efforts, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. We may not be able to establish or maintain such collaborative arrangements, or if we are able to do so, such collaborators may not have effective sales forces. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and such efforts may not be successful.

Risks Related to Third-Parties Actions and Market Acceptance

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

If any CMOs with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials or commercial distribution could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our products or product candidates. In addition, in the case of the CMOs that supply our products or product candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. We are also unable to predict how changing global economic conditions or global health concerns such as the COVID-19 pandemic will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition. On March 27, 2020, former President Trump signed into law the CARES Act in response to the U.S. COVID-19 pandemic. Throughout the COVID-19 outbreak, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our results could be materially impacted.

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

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products, and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational.

New requirements by third-party payors include: (i) net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States; (ii) third-party payors are increasingly requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement; and (iii) many pharmaceutical manufacturers must calculate and report certain price metrics to the government, such as average manufacturer price, or AMP, and Best Price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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

On July 24, 2020 and September 13, 2020, former President Trump signed a series of Executive Orders aimed at lowering drug prices and at implementing several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, creating a process providing guidance for states to build and submit to the FDA importation plans for drugs from Canada, as further discussed below. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation ("MFN") Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and was intended to apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, on December 28, 2020, a judge in the U.S. District Court for the Northern District of California granted a preliminary injunction prohibiting CMS from implementing the MFN Model. The Interim Final Rule has not been finalized and is subject to revision and challenge. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our products or product candidates. On December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Implementation of the amendments to the discount safe harbor has been delayed to January 1, 2023 pending litigation. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective and the Biden Administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

On October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, states and Indian tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code ("NDC") for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. Since the issuance of the final rule, on November 23, 2020, several industry groups filed federal lawsuits in the U.S. District Court for the District of Columbia, requesting injunctive relief to prevent certification from the Secretary of HHS from taking effect and challenging multiple aspects of the final rule. This litigation has not progressed. The regulatory and market implications of the Executive Orders, the final rules and final guidance, and any future actions by the Biden Administration are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for our current product or any product candidates that we may develop and commercialize and could adversely affect our future revenues and prospects for profitability.

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

For example, Eli Lilly’s GEK has approximately 85% coverage, with unrestricted access across commercial, Medicare, Managed Medicaid and state Medicaid plans. Of our target patient population, approximately 60% are commercially insured, approximately 25% are covered by Medicare, and approximately 15% are covered by Medicaid and other government programs. However, as the healthcare industry consolidates, competition to provide products and services to industry participants has become more intense and may intensify as the potential purchasers of our products or third-party payors use their purchasing power to exert competitive pricing pressure. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our potential purchasers. If competitive forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to invest in and grow our business.

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

We have received orphan drug designation for our product candidates with respect to certain indications and may pursue such designation for others, but we may be unable to obtain such designation or to maintain the benefits associated with orphan drug status, including market exclusivity, even if that designation is granted.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similarly, the FDA can subsequently approve a drug with the same active moiety for the same condition during the exclusivity period if the FDA concludes that the later drug is clinically superior, meaning the later drug is safer, more effective or makes a major contribution to patient care. In assessing whether we can demonstrate that our drug provides a “major contribution to patient care” over and above the currently approved drugs, which is evaluated by the FDA on a case-by-case basis, there is no one objective standard and the FDA may, in appropriate circumstances, consider such factors as convenience of treatment location, duration of treatment, patient comfort, reduced treatment burden, advances in ease and comfort of drug administration, longer periods between doses, and potential for self-administration. However, such a demonstration to overcome the seven-year market exclusivity may be difficult to establish with limited precedents and there can be no assurance that we will be successful in these efforts. Even with respect to the indications for which we have received orphan designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus approval of our product candidates could be blocked for seven years if another company previously obtained approval and orphan drug exclusivity for the same drug and same condition. If we do obtain exclusive marketing rights in the United States, they may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of the relevant patients. Further, exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition, the same drugs can be approved for different indications and might then be used off-label in our approved indication, and different drugs for the same condition may already be approved and commercially available.

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

Even with the FDA approval of our first product, Gvoke, in the United States and the EMA and MHRA approval of Ogluo in the European Union and the United Kingdom, we may not be able to obtain or maintain foreign regulatory approvals to market our products in other countries.

We do not have any product candidates other than Gvoke approved for sale in the United States, nor any products or product candidates other than Ogluo approved for sale in any international markets, and we do not have experience in obtaining regulatory approval in international markets outside of the European Union and the United Kingdom. In order to market products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. The approval procedures vary among countries and may involve requirements for additional testing, and the time required to obtain approval may differ from country to country and from that required to obtain clearance or approval in the United States.

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

Other legislative changes have been proposed and adopted since the ACA was enacted including aggregate reductions to Medicare payments to providers of 2% per fiscal year through 2030. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, and subsequent legislation, these reductions will be suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Since 2016, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing or delaying penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D.

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

At the federal level, the former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, in 2018, the Trump administration released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition and increase the negotiating power of certain federal healthcare programs. The U.S. Department of Health and Human Services, or HHS, already started the process of soliciting feedback on some of these measures and is immediately implementing others under its existing authority. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for approved products. In addition, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare and reform government program reimbursement methodologies for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our products and product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval of those product candidates for which we seek marketing approval, as well as subject us to more stringent labeling and post-marketing testing and other requirements.

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

Regulatory agencies may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice ("DOJ"), closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or any future collaborators, do not market any of our products for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing, government investigations, or litigation. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws. On August 14, 2020, we received an untitled letter from FDA’s Office of Prescription Drug Promotion regarding a promotional television advertisement for Gvoke PFS. The letter raised concerns that the advertisement did not include sufficient risk information, made misleading claims as to the product’s ease of use, and omitted information about the seriousness of the condition for which Gvoke PFS is indicated and the circumstances when it is appropriate to administer Gvoke PFS. The television advertisement cited in the untitled letter was discontinued in March of 2020. We submitted a response to the FDA regarding our plan to revise the advertisement at issue. The FDA has acknowledged receipt of our response.

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

Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our arrangements with physicians and other healthcare providers, some of whom may receive stock options as compensation for services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, diminished profits and future earnings, reputational harm and the curtailment or restructuring of our operations, and imprisonment, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. Defending against any such actions can be costly and time consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

European data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

We have conducted and may in the future conduct clinical trials in the European Union ("EU") subjecting us to additional privacy restrictions. The collection and use of personal health data in the EU are governed by the provisions of the General Data Protection Regulation ("GDPR"), as well as other national data protection legislation in force in relevant member states (including the Data Protection Act 2018 in the UK). This regulation imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data.

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

If we are investigated by a European data protection authority, we may face fines and other penalties, including bans on processing and transferring personal data. E.U. data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide global turnover for the preceding fiscal year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, clients, and data subjects. As such, we will need to take steps to cause our processes to continue to be compliant with the applicable portions of the GDPR, but we cannot assure you that we will be able to implement changes in a timely manner or without significant disruption to our business, or that such steps will be effective, and we may face the risk of liability under the GDPR.

In addition, further to the United Kingdom's (UK) exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the 'UK GDPR'). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. The UK, however, is now regarded as a third country under the EU’s GDPR which means that transfers of personal data from the EEA to the UK will be restricted unless an appropriate safeguard, as recognized by the EU’s GDPR, has been put in place. Although, under the EU-UK Trade Cooperation Agreement it is lawful to transfer personal data between the UK and the EEA for a six-month period following the end of the transition period, with a view to achieving an adequacy decision from the European Commission during that period. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection (this means that personal data transfers from the UK to the EEA remain free flowing).

This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs. It is possible that over time the UK Data Protection Act could become less aligned with the EU General Data Protection Regulation, or GDPR, which could require us to implement different compliance measures for the UK and the European Union and result in potentially enhanced compliance obligations for EU personal data.

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

For example, we have numerous competitors in the severe hypoglycemia market, which currently include Eli Lilly’s Baqsimi®, an intranasal glucagon dry powder, Eli Lilly's GEK, Novo Nordisk’s GlucaGen HypoKit and Fresenius Kabi's glucagon emergency kit for low blood sugar. Amphastar's ANDA for generic Glucagon for Injection Emergency Kit was approved by the FDA on December 29, 2020 for the treatment of severe hypoglycemia. Zealand Pharma received approval by the FDA of its dasiglucagon auto-injector Zegalogue® in March 2021 with an expected launch in June 2021. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of severe hypoglycemia that compete directly or indirectly with Gvoke. Competitors may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products or product candidates, if approved, could be negatively affected and our results of operations could suffer.

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

Once an NDA, including a Section 505(b)(2) application, is approved, the product covered becomes a “listed drug” which can be cited by potential competitors in support of approval of an abbreviated new drug application ("ANDA"). FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified versions of a drug to facilitate the approval of an ANDA or other application for similar substitutes. If these manufacturers demonstrate that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our products or product candidates, they might only be required to conduct a relatively inexpensive study to show that their generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our products or product candidates. In some cases, even this limited bioequivalence testing can be waived by the FDA. Laws have also been enacted to facilitate the development of generic drugs and biologics based off recently approved NDAs and BLAs. The Creating and Restoring Equal Access to Equivalent Samples Act (“CREATES Act”) was enacted in 2019 requiring sponsors of approved NDAs and BLAs to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to responding to such requests or any legal challenges under this law, our business could be adversely impacted. Competition from generic equivalents to our products or product candidates could substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our products or product candidates. For example, Amphastar's ANDA for generic Glucagon for Injection Emergency Kit was approved by the FDA on December 29, 2020 for the treatment of severe hypoglycemia.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any future development partners will be successful in protecting our product candidates by obtaining, maintaining and defending patents. These risks and uncertainties include the following:

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

We have entered into a license agreement with a third party (and may, in the future, enter into additional such license agreements with other third parties) pursuant to which they have the right, but not the obligation, in certain circumstances to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents. Even if we are permitted to pursue such enforcement or defense, we will require the cooperation of those licensors and cannot guarantee that we would receive it and on what terms. We cannot be certain that those licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. If we cannot obtain patent protection or enforce existing or future patents against third parties, our competitive position and our financial condition could suffer.

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

We expect to submit NDAs under Section 505(b)(2) of the FDCA for most of our product candidates. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from preclinical studies and/or clinical trials that were not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. An NDA under Section 505(b)(2) would enable us to reference published literature and/or the FDA’s previous findings of safety and effectiveness for a previously approved drug.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and are therefore costly, time consuming and inherently uncertain. Patent reform legislation in the United States, including the Leahy-Smith America Invents Act ("America Invents Act") signed into law in September 2011, could increase those uncertainties and costs. The America Invents Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefining prior art and providing more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the America Invents Act reformed the United States patent law in part by changing the U.S. patent system from a “first to invent” system to a “first inventor to file” system. The America Invents Act, regulations promulgated under it, and court holdings interpreting the ACT and regulations could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.

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

Filing, prosecuting, enforcing and defending patents on our products and product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. The requirements for patentability may differ in certain countries, particularly in developing countries; thus, even in countries where we do pursue patent protection, there can be no assurance that any patents will issue with claims that cover our products and product candidates.

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

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Moreover, such proceedings could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Furthermore, while we intend to protect our intellectual property rights in major markets for our products, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the agency has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Additionally, as of March 18, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by other entities and may have commitments under consulting or advisory contracts with those entities that may limit their availability to us. If we are unable to continue to attract and retain highly qualified personnel, our ability to commercialize our products and to develop and commercialize our product candidates will be limited.

Our employees, independent contractors, consultants, collaborators and CROs may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm to our reputation.

We are exposed to the risk that our employees, independent contractors, consultants, collaborators and CROs may engage in fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable non-U.S. regulatory authorities, to provide accurate information to the FDA or comparable non-U.S. regulatory authorities, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, to report financial information or data accurately or to disclose unauthorized activities to us. Such misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of product materials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Risks Related to Managing Growth

We may need to increase the size of our organization, and we may encounter difficulties managing our growth.

As of March 31, 2021, we had 209 employees. As we commercialize Gvoke and development of our product candidates continues to progress, we may need to hire additional employees as required to add depth and specialized expertise to our team. This growth could place a strain on our administrative and operational infrastructure. If the product candidates that we are developing continue to advance in clinical trials, we will need to expand our development, regulatory, manufacturing, quality, compliance, recordkeeping, information technology, training, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to develop additional relationships with various collaborators, CROs, suppliers, manufacturers and other organizations. We may not be able to establish such relationships or may incur significant costs to do so. Our ability to manage our growth will also require us to continue to improve our operational, financial and management controls, reporting systems and procedures, and other compliance programs and processes, which will further increase our operating costs. Failure to manage our growth effectively could cause us to over-invest or under-invest in infrastructure and result in losses or weaknesses in our infrastructure, which could adversely affect us. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to monitor our suppliers carefully for quality assurance, and our business could suffer.

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

From time to time we expect to consider opportunities to acquire or make investments in other technologies, products and businesses that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. Potential acquisitions and strategic investments involve numerous risks, including:

■	problems assimilating the purchased technologies, products or business operations;
■	issues establishing and maintaining uniform standards, procedures, controls and policies;
■	unanticipated costs associated with acquisitions;
■	diversion of management’s attention from our core business;
■	adverse effects on existing business relationships with suppliers and customers;
■	risks associated with entering new markets in which we have limited or no experience;
■	potential loss of key employees of acquired businesses; and
■	increased legal, financial, and accounting compliance costs.

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

During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of the Company’s common stock. As of April 30, 2021, the outstanding balance of Convertible Notes was $47.2 million. If any more or all of the Convertible Notes are converted into shares of common stock, our existing shareholders will experience immediate dilution of voting rights and the price of shares of our common stock may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of Convertible Notes may convert their Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The conversion rate for the Convertible Notes will initially be 326.7974 shares of our common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $3.06 per share of common stock, and is subject to adjustment under the terms of the Convertible Notes. In the event of certain circumstances, we will increase the conversion rate, provided that the conversion rate will not exceed 367.6470 shares of our common stock per $1,000 principal amount of Convertible Notes. Because the conversion rates of the Convertible Notes adjust upward upon the occurrence of certain events, our existing shareholders may experience more dilution if any or all of the Convertible Notes are converted into shares of common stock after the adjusted conversion rate became effective.

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

Risks Related to our Indenture for our Convertible Notes, Charter and Bylaws

Provisions in the Indenture for our Convertible Notes and corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management or hinder efforts to acquire a controlling interest in us.

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

We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, compliance, purchasing and inventory management. Our current systems are not fully redundant. While we will attempt to mitigate interruptions, we may experience difficulties in implementing some upgrades which would impact our business operations or experience difficulties in operating our business during the upgrade, either of which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers. In the event we experience significant disruptions of our information technology systems, we may not be able to repair our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our results of operations and cash flows.

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

The trading market for our common stock is influenced by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. Analysts who publish information about our common stock may have relatively little experience with our company, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. If any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of our company or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), and we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company,” (i) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) we will be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (iii) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iv) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

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

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In addition, we qualify as a “smaller reporting company,” which allows us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company” if the market value of our common stock that is held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of June 30 in any given year, which would allow us to continue to take advantage of these exemptions.

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

XERIS PHARMACEUTICALS, INC.
FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

10.1+†	First Amendment to API Supply Agreement, dated as of February 26, 2021, by and between the Registrant and Bachem Americas, Inc.

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*+	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104+	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
+    Filed herewith.

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

Xeris Pharmaceuticals, Inc.

Date: May 13, 2021	/s/ Paul R. Edick
Paul R. Edick
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 13, 2021	/s/ Barry M. Deutsch
Barry M. Deutsch
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)