Form 10-Q
period 2021-06-30
XERIS PHARMACEUTICALS INC
filed 2021-08-05
CIK 1346302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

As of July 31, 2021, the registrant had 66,497,370 shares of common stock, par value $0.0001 per share, outstanding.

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

■
Regulatory approvals of the transactions related to the acquisition of Strongbridge Biopharma plc (the "Transaction") may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met.

■	The Transaction Agreement may be terminated in accordance with its terms and the Transaction may not be completed.
■
Failure to successfully integrate the businesses of Xeris and Strongbridge and/or achieve the anticipated revenue and synergies in the expected timeframe may adversely affect the combined company’s future results.

■
Whether or not the Transaction is completed, the announcement and pendency of the Transaction will divert significant management resources to complete the Transaction, which could have an adverse effect on their respective businesses, financial results, and/or market prices.

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

XERIS PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value)

	June 30, 2021	December 31, 2020

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,599	$37,598
Short-term investments	52,381	96,190
Trade accounts receivable, net	12,295	6,875
Inventory	12,299	8,353
Prepaid expenses and other current assets	4,014	3,196
Total current assets	144,588	152,212
Property and equipment, net	6,697	6,707
Other assets	211	232
Total assets	$151,496	$159,151

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,185	$3,117
Other accrued liabilities	19,965	15,895
Accrued trade discounts and rebates	6,799	5,984
Accrued returns reserve	3,301	2,889
Other current liabilities	214	322
Total current liabilities	35,464	28,207
Long-term debt, net of unamortized debt issuance costs	87,478	87,021
Deferred rent	6,769	6,629
Other liabilities	1,897	3,533
Total liabilities	131,608	125,390

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock—par value $0.0001, 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock—par value $0.0001, 150,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 66,497,370 and 59,611,202 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	7	6
Additional paid in capital	403,212	371,134
Accumulated deficit	(383,311)	(337,385)
Accumulated other comprehensive income (loss)	(20)	6
Total stockholders’ equity	19,888	33,761
Total liabilities and stockholders’ equity	$151,496	$159,151
The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$8,835	$1,986	$16,886	$3,662
Grant and other income	71	41	215	153
Cost of goods sold	3,383	1,299	5,209	3,089
Gross profit	5,523	728	11,892	726
Operating expenses:
Research and development	5,383	5,289	9,415	11,935
Selling, general and administrative	25,927	17,644	45,004	39,250
Total operating expenses	31,310	22,933	54,419	51,185
Loss from operations	(25,787)	(22,205)	(42,527)	(50,459)
Other income (expense):
Interest and other income	77	277	177	711
Interest expense	(1,795)	(2,242)	(3,586)	(3,741)
Change in fair value of warrants	(10)	(39)	10	96
Total other income (expense)	(1,728)	(2,004)	(3,399)	(2,934)
Net loss before benefit from income taxes	(27,515)	(24,209)	(45,926)	(53,393)
Benefit from income taxes	—	110	—	110
Net loss	$(27,515)	$(24,099)	$(45,926)	$(53,283)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	(12)	77	(29)	126
Foreign currency translation adjustments	2	27	3	(5)
Comprehensive loss	$(27,525)	$(23,995)	$(45,952)	$(53,162)

Net loss per common share - basic and diluted	$(0.41)	$(0.63)	$(0.72)	$(1.51)

Weighted average common shares outstanding - basic and diluted	66,367,125	37,973,123	63,820,321	35,381,720

The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data; unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	27,214,523	$3	$260,635	$43	$(246,245)	$14,436
Net loss	—	—	—	—	(29,184)	(29,184)
Issuance of common stock upon equity offering	10,299,769	1	39,844	—	—	39,845
Exercise and vesting of stock options	5,296	—	10	—	—	10
Vesting of restricted stock units and related repurchases	21,449	—	(63)	—	—	(63)
Stock-based compensation	—	—	2,008	—	—	2,008
Other comprehensive income	—	—	—	17	—	17
Balance, March 31, 2020	37,541,037	$4	$302,434	$60	$(275,429)	$27,069
Net loss	—	—	—	—	(24,099)	(24,099)
Issuance of common stock upon public offering	7,400,000	1	18,778	—	—	18,779
Exercise and vesting of stock options	40,094	—	72	—	—	72
Stock-based compensation	—	—	2,071	—	—	2,071
Issuance of common stock through employee stock purchase plan	170,201	—	385	—	—	385
Other comprehensive income	—	—	—	104	—	104
Balance, June 30, 2020	45,151,332	$5	$323,740	$164	$(299,528)	$24,381

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	59,611,202	$6	$371,134	$6	$(337,385)	$33,761
Net loss	—	—	—	—	(18,411)	(18,411)
Issuance of common stock upon equity offering	6,553,398	1	26,924	—	—	26,925
Exercise and vesting of stock options	20,213	—	32	—	—	32
Vesting of restricted stock units and related repurchases	148,643	—	(365)	—	—	(365)
Stock-based compensation	—	—	2,461	—	—	2,461
Other comprehensive income	—	—	—	(16)	—	(16)
Balance, March 31, 2021	66,333,456	$7	$400,186	$(10)	$(355,796)	$44,387
Net loss	—	—	—	—	(27,515)	(27,515)
Exercise and vesting of stock options	55,818	—	140	—	—	140
Stock-based compensation	—	—	2,512	—	—	2,512
Issuance of common stock through employee stock purchase plan	108,096	—	374	—	—	374
Other comprehensive income	—	—	—	(10)	—	(10)
Balance, June 30, 2021	66,497,370	$7	$403,212	$(20)	$(383,311)	$19,888

The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(45,926)	$(53,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	657	638
Amortization of investments	280	(97)
Amortization of debt issuance costs	492	362
Stock-based compensation	4,973	4,079
Loss on extinguishment of debt	—	443
Change in fair value of warrants	(10)	(96)
Changes in operating assets and liabilities:
Trade accounts receivable	(5,420)	1,522
Prepaid expenses and other current assets	942	2,386
Inventory	(3,886)	(2,648)
Accounts payable	2,068	(1,179)
Other accrued liabilities	582	(7,292)
Accrued trade discounts and rebates	815	1,037
Accrued returns reserve	412	520
Other	43	904
Net cash used in operating activities	(43,978)	(52,704)
Cash flows from investing activities:
Capital expenditures	(647)	(172)
Purchases of investments	(20,146)	(13,714)
Sales and maturities of investments	63,650	39,906
Net cash provided by investing activities	42,857	26,020
Cash flows from financing activities:
Proceeds from equity offerings	27,000	62,872
Payments of equity offering costs	(54)	(4,017)
Proceeds from issuance of debt	—	80,090
Payments of debt	—	(25,090)
Payments of debt issuance costs	—	(4,565)
Proceeds from employee stock purchase plan	374	385
Proceeds from exercise of stock awards	166	63
Repurchase of common stock withheld for taxes	(365)	(63)
Net cash provided by financing activities	27,121	109,675
Effect of exchange rate changes on cash and cash equivalents	1	(45)
Increase in cash and cash equivalents	26,001	82,946
Cash and cash equivalents, beginning of period	37,598	19,519
Cash and cash equivalents, end of period	$63,599	$102,465

Supplemental schedule of cash flow information:
Cash paid for interest	$3,205	$2,795

Supplemental schedule of non-cash investing and financing activities:
Accrued debt issuance costs	$—	$668

The accompanying notes are an integral part of the condensed consolidated financial statements.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

Note 1. Organization and Nature of the Business

Nature of business

Xeris Pharmaceuticals, Inc. ("Xeris" or the "Company") is a specialty pharmaceutical company that was incorporated in Delaware in 2005. Xeris is dedicated to the development of ready-to-use, room-temperature stable injectable and infusible drug formulations that offer distinct advantages over conventional product formulations, are intended to be easier to use by patients, caregivers and health practitioners, and help reduce costs for payors and the healthcare system.

Since its inception, the Company has devoted its resources primarily to conducting research and development, including preclinical studies of its product candidates and clinical trials of its most advanced product candidates, organizing and staffing the Company, raising capital and commercializing its first product, Gvoke®, which was approved by the FDA in September 2019. Gvoke delivers ready-to-use glucagon via a commercially available pre-filled syringe or auto-injector for the treatment of severe hypoglycemia, a potentially life-threatening condition. The Company commercially launched Gvoke pre-filled syringe ("Gvoke PFS") in November 2019 and auto-injector ("Gvoke HypoPen®") in July 2020. The Company has financed its operations primarily through the issuance of its common stock, convertible debt and convertible preferred stock, and debt financings.

The Company has incurred operating losses since inception and has an accumulated deficit of $383.3 million as of June 30, 2021. The Company expects to continue to incur net losses for at least the next 12 months. Based on the Company’s current operating plans and existing working capital at June 30, 2021, the Company believes its cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months.

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

The ongoing global outbreak of the novel coronavirus disease (“COVID-19”) has resulted in significant governmental measures being implemented to control the spread of the virus and has caused the Company to modify its business practices (including remote work for most of its employees). While the Company cannot predict their scope and severity, these developments and measures could materially and adversely affect its business, the Company’s results of operations and its financial condition. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and is taking steps to minimize its impact on its business. However, the extent to which COVID-19 impacts the Company’s business, results of operations or financial condition will depend on the extent and severity of the continued spread of COVID-19 globally, the effectiveness of actions taken to contain the pandemic or treat its impact, and the resulting economic consequences, among others. Furthermore, if the Company or any of the third parties with whom it engages were to experience shutdowns or other business disruptions, the Company’s ability to conduct its business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on the Company’s business, results of operations and financial condition.

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
June 30, 2021
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

Note 2. Summary of Significant Accounting Policies

Net Sales

The Company commercially launched Gvoke PFS and Gvoke HypoPen for the treatment of severe hypoglycemia in people with diabetes in November 2019 and July 2020, respectively. Total net sales of Gvoke were $8.8 million and $2.0 million for the three months ended June 30, 2021 and 2020, respectively, and $16.9 million and $3.7 million for the six months ended June 30, 2021 and 2020, respectively. Net sales represent gross product sales less estimated allowances for patient copay assistance programs, prompt payment discounts, payor rebates, chargebacks, service fees, and product returns, all of which are recorded at the time of sale to the pharmaceutical wholesaler or other customer. The Company applies significant judgments and estimates in determining some of these allowances. If actual results differ from its estimates, the Company makes adjustments to these allowances in the period in which the actual results or updates to estimates become known. During the three months ended March 31, 2021, the Company made adjustments to rebate and patient assistance copay accruals which were recorded in prior years based on actual claims experience to date, which increased revenue by $0.9 million. During the three months ended June 30, 2021, the Company made adjustments to the accrued returns reserve related to prior years' sales based on actual returns experience, which decreased revenue by $0.9 million. For the six months ended June 30, 2021, these adjustments offset and together had no impact on net sales.

Refer to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of the Company's accounting policies.

New accounting pronouncements

Recently issued accounting pronouncements

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This standard addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effects, if any, of the adoption of ASU 2021-04 guidance on its financial statements and disclosures.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients for application of GAAP, if certain criteria are met, to contracts and other transactions that reference London Inter-bank Offered Rate (“LIBOR”) or other reference rates that are expected to be discontinued because of reference rate reform. ASU 2020-04 was further amended in January 2021 by ASU 2021-01 to expand and clarify the scope of Topic 848 to include derivative instruments on discounting transactions. Both ASU 2020-04 and ASU 2021-01 are

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

currently effective prospectively for all entities through December 31, 2022 when the reference rate replacement activity is expected to have been completed. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. The Company does not currently expect the adoption of this new standard to have a material impact on its financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard eliminates certain exceptions in the current guidance related to the approach for intra-period tax allocation and the methodology for calculating income taxes in an interim period and amends other aspects of the guidance to help clarify and simplify U.S. GAAP. This standard will be effective for the Company for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company does not currently expect the adoption of this new standard to have a material impact on its financial statements.

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

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

Note 3. Acquisitions

On May 24, 2021, the Company issued an announcement (the “Rule 2.5 Announcement”) pursuant to Rule 2.5 of the Irish Takeover Panel Act 1997 (as amended), Takeover Rules, 2013, as amended (the “Irish Takeover Rules”) disclosing that the boards of directors of the Company and Strongbridge Biopharma plc, an Irish public limited company (“Strongbridge”) (with the exception of Jeffrey W. Sherman, M.D., a director in common to both companies, who abstained from the voting), had reached agreement on the terms of a recommended acquisition of Strongbridge by the Company (the “Acquisition”). In connection with the Acquisition, (i) the Company, Strongbridge, Xeris Biopharma Holdings, Inc., a Delaware corporation (“HoldCo”), and Wells MergerSub, Inc., a Delaware corporation (“MergerSub”), entered into a Transaction Agreement, dated as of May 24, 2021 (the “Transaction Agreement”) and (ii) Xeris and Strongbridge entered into an Expenses Reimbursement Agreement, dated as of May 24, 2021 (the “ERA”).

Under the terms of the Transaction Agreement, (i) HoldCo will acquire Strongbridge by means of the Acquisition pursuant to a scheme of arrangement (the “Scheme”) under Irish law pursuant to which HoldCo will acquire all of the outstanding ordinary shares of Strongbridge (“Strongbridge Shares”) in exchange for (i) 0.7840 of a share of HoldCo’s common stock (“HoldCo Shares”) and cash in lieu of fractions of HoldCo Shares in exchange for each Strongbridge Share held by such Strongbridge Shareholders and (ii) one (1) non-tradeable contingent value right (“CVR”), worth up to a maximum of $1.00 per Strongbridge Share settleable in cash, additional HoldCo Shares, or a combination of cash and additional HoldCo Shares, at HoldCo’s sole election. and (ii) MergerSub will merge with and into the Company, with the Company as the surviving corporation in the merger (the “Merger,” and the Merger together with the Acquisition, the “Transactions”). As a result of the Transactions, both the Company and Strongbridge will become wholly owned subsidiaries of HoldCo. The Acquisition will be accounted for as a business combination using the acquisition method of accounting under the provisions of Accounting Standards Codification (ASC) 805, “Business Combinations.”

The Acquisition will be conditioned upon, among other things, the approval of the Scheme by the Strongbridge shareholders, the sanction of the Scheme by the Irish High Court (the “Court”) and the registration of the Court Order with the Registrar of Companies in Dublin, Ireland. The conditions to the Acquisition are set out in full in Appendix III to the Rule 2.5 Announcement (the “Conditions Appendix”). It is currently expected that, subject to the satisfaction or waiver of all relevant conditions, the Acquisition will be completed early in the fourth quarter of 2021.

The effectiveness of the Merger is conditioned only upon the effectiveness of the Scheme and the Acquisition and approval of the Company's shareholders.

Strongbridge is a global, commercial-stage biopharmaceutical company focused on the development and commercialization of therapies for rare diseases with significant unmet needs. Upon completion of the transaction, the Company expects that the Transactions will diversify and increase the Company’s revenue growth through specialized commercial platforms and expanded development pipeline, strengthen the Company's strategic and financial profile and potentially generate significant synergies.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

Note 4. Inventory

The components of inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020

Raw materials	$5,843	$2,874
Work in process	2,565	4,247
Finished goods	3,891	1,232
Inventory	$12,299	$8,353

Inventory reserves were $2.3 million and $2.2 million at June 30, 2021 and December 31, 2020, respectively.

Note 5. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020

Accrued employee costs	$8,399	$7,989
Accrued supply chain costs	731	1,702
Accrued marketing and selling costs	1,360	1,114
Accrued research and development costs	1,027	678
Accrued restructuring charges	22	811
Accrued interest expense	1,402	1,527
Accrued transaction costs (1)	2,930	—
Accrued other costs	4,094	2,074
Other accrued liabilities	$19,965	$15,895

(1) Accrued transaction costs relate to the pending acquisition of Strongbridge (see Note 3).

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

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

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

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

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

On May 3, 2021, the Company entered into that certain Fifth Amendment to Amended and Restated Loan and Security Agreement with the Lenders (the “Fifth Amendment”) to amend the Loan Agreement (as amended, supplemented or otherwise modified from time to time, including by that certain First Amendment, Second Amendment, Third Amendment, Fourth Amendment, and Fifth Amendment, collectively, the "Amended Loan Agreement"). The Fifth Amendment provides that if the Company achieves a certain revenue milestone prior to November 30, 2021, then the period for interest-only payments is extended six months to July 2022 and the Term Loan will be payable in 24 equal monthly installments. If the Company achieves another revenue milestone prior to May 31, 2022, the period for interest-only payments is further extended three months, to October 2022 and the Term Loan will be payable in 21 equal monthly installments. If the Company achieves a third revenue milestone by August 31, 2022, the period for interest-only payments is further extended three months, to January 2023 and the Term Loan will be payable in 18 equal monthly installments. The Company currently expects to achieve each revenue milestone and has therefore classified the amounts due under the Amended Loan Agreement as non-current on its balance sheet as of June 30, 2021.

On May 24, 2021, the Company entered into that certain Consent Under Amended and Restated Loan and Security Agreement (the “Consent”) with the Lenders to permit the Company to execute, deliver and perform (a) the Transaction Agreement with Strongbridge and (b) that certain Expenses Reimbursement Agreement dated as of May 24, 2021 by and between the Company and Strongbridge pursuant to which the Company and Strongbridge have agreed to certain reimbursement obligations related to the transactions contemplated by the Transaction Agreement.

Pursuant to the Amended Loan Agreement, the Company has provided a first priority security interest in substantially all of the Company’s assets, including intellectual property, subject to certain limited exceptions.

All of the loans incur interest at a floating per annum rate in an amount equal to the sum of 6.25% plus the greater of (a) 2.43% and (b) the thirty-day U.S. Dollar LIBOR rate. For the period from the funding date of the Term A Loan through and including June 30, 2021, the interest rate was 8.68%. The Company has incurred total debt issuance costs of $2.0 million related to the Loan Agreement and the Amended Loan Agreement, which are being amortized to interest expense over the life of the loan using the effective interest method. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance.

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

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

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

The components of debt are as follows (in thousands):

	June 30, 2021	December 31, 2020

Convertible Notes	$47,175	$47,175
Senior secured loan facility	43,500	43,500
Less: unamortized debt issuance costs	(3,197)	(3,654)
Long-term debt, net of unamortized debt issuance costs	$87,478	$87,021

The following table sets forth the Company’s future minimum principal payments on the senior secured loan facility (which reflect the Fifth Amendment) and the Convertible Notes (in thousands):

2021	$—
2022	—
2023	29,000
2024	14,500
2025	47,175
$90,675

For the three and six months ended June 30, 2021, the Company recognized interest expense of $1.8 million and $3.6 million, respectively, of which $0.2 million and $0.5 million, respectively, was related to the amortization of debt issuance costs. For the three and six months ended June 30, 2020, the Company recognized interest expense of $2.2 million and $3.7 million, respectively, of which $0.2 million and $0.4 million, respectively, was related to the amortization of debt issuance costs and $0.7 million in both periods was related to a loss on extinguishment of debt.

Note 7. Stockholders' Equity

The Company’s authorized shares of stock of 160.0 million are divided into 150.0 million shares of common stock, par value $0.0001 per share, and 10.0 million shares of preferred stock, par value $0.0001 per share. At June 30, 2021 none of the 10.0 million shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock. The Company’s board of directors has the authority, without action by the Company’s stockholders, to designate and issue the preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.

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
June 30, 2021
(unaudited)

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

Upon vesting and settlement of RSUs or exercise of stock options, at the election of the grantee, the Company does not collect withholding taxes in cash from employees. Instead, the Company withholds, upon settlement as RSUs vest or as stock options are exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock. The Company then pays the minimum statutory withholding taxes in cash. During the six months ended June 30, 2021, 220,425 RSUs vested for which 71,782 shares were withheld to cover the minimum statutory withholding taxes of $0.4 million. During the six months ended June 30, 2020, 31,250 RSUs vested for which 9,801 shares were withheld to cover the minimum statutory withholding taxes of $0.1 million.

Note 8. Warrants

In 2014, the Company issued 19,931 warrants (the “2014 Warrants”) to certain investors. The 2014 Warrants allow each holder to purchase one share of common stock for $5.912. Of the 2014 Warrants, 18,512 warrants were exercised and 1,419 warrants expired. There are no 2014 Warrants outstanding as of June 30, 2021.

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

The Company recognized losses of $5,000 and $5,000 upon the change in fair value of the 2018 Term A Warrants and the 2018 Term B Warrants, respectively, during the three months ended June 30, 2021. The Company recognized losses of $1,000, $22,000 and $16,000 upon the change in fair value of the 2014 Warrants, the 2018 Term A Warrants and the 2018 Term B Warrants, respectively, during the three months ended June 30, 2020. The Company recognized gains of $6,000 and $4,000 upon the change in fair value of the 2018 Term A Warrants and the 2018 Term B Warrants, respectively, during the six months ended June 30, 2021. The Company recognized gains of $3,000, $53,000 and $40,000 upon the change in fair value of the 2014 Warrants, the 2018 Term A Warrants and the 2018 Term B Warrants, respectively, during the six months ended June 30, 2020.

As of June 30, 2021, the following warrants were outstanding:

	Outstanding Warrants	Exercise Price per Warrant	Expiration Date

2018 Term A Warrants	53,720	$11.169	February 2025
2018 Term B Warrants	40,292	$11.169	September 2025
	94,012

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

Note 9. Commitments and Contingencies

Commitments

The Company has non-cancellable operating leases for office and laboratory space, which expire at various times through 2033. The non-cancellable lease agreements provide for monthly lease payments, which increase during the term of each lease agreement.

In the third quarter of 2020, the Company signed a lease to occupy a research and development laboratory site in Chicago, Illinois in conjunction with the Company's relocation of such activities from the former San Diego site in the fourth quarter of 2020. The future minimum lease payments of the new lease are approximately $0 in 2021, $0.5 million in 2022, $0.7 million in 2023, $0.7 million in 2024, and $7.2 million in 2025 and thereafter. In conjunction with the new lease, the Company assigned its lease for the San Diego site to a third party.

Future minimum lease payments under operating leases at June 30, 2021 are as follows (in thousands):

2021	$646
2022	1,813
2023	2,031
2024	1,981
2025	1,931
Thereafter	13,723
Total minimum lease payments	$22,125

Total rent expense under these operating leases was approximately $0.6 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $1.2 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the Company had unused letters of credit of $1.4 million which were issued primarily to secure leases.

Litigation

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of June 30, 2021, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

Note 10. Restructuring Costs

In the third quarter of 2020, the Company commenced a plan to relocate its research and development laboratory from San Diego to Chicago. The costs associated with the plan include employee termination and relocation costs and other facility exit costs. The Company expects to incur total restructuring costs of approximately $2.3 million related to the plan. Costs of $0.3 million were incurred in the six months ended June 30, 2021, all of which is included in research and development expenses in the condensed consolidated statements of operations and comprehensive loss. The Company anticipates that the restructuring will be substantially complete by the end of the fourth quarter of 2021. The restructuring reserve is included in other accrued liabilities in the condensed consolidated balance sheet.

The following table summarizes the initial restructuring reserve and the payments made during the six months ended June 30, 2021 (in thousands):

	Employee Termination and Relocation Costs	Other	Total
Balance accrued at December 31, 2020	$646	$165	$811
Restructuring costs, net of reversals	206	69	275
Payments	(830)	(234)	(1,064)
Balance accrued at June 30, 2021	$22	$—	$22

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

The 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019 and each January 1 thereafter, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. On January 1, 2021 and 2020, the number of shares of common stock available for issuance under the 2018 Plan was automatically increased by 2,384,448 shares and 1,088,580 shares, respectively. As of June 30, 2021, there were 1,320,999 shares of common stock available for future issuance under the 2018 Plan.

The 2018 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to issue up to 193,000 shares of common stock to participating employees. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee’s offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval with a purchase date of the last business day of June and December each year. This plan became effective on the date immediately prior to the effectiveness of the Company's IPO registration statement. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31; (ii) 386,000 shares or (iii) such lesser number of shares as determined by the ESPP administrator. On January 1, 2021 and 2020, the number of shares of common stock available for issuance under the

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

ESPP increased by 386,000 shares and 272,145 shares, respectively. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. The Company issued 108,096 shares at a price of $3.46 per share for the ESPP offering period which ended June 30, 2021. As of June 30, 2021, there were 585,570 shares available for issuance under the ESPP.

The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company uses this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercial launch of Gvoke and the expansion of the Company generally. The Company initially reserved 750,000 shares of common stock for the issuance of awards under the Inducement Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. As of June 30, 2021, there were 246,674 shares of common stock available for future issuance under the Inducement Plan.

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

The fair value of stock options granted was estimated with the following weighted average assumptions:

	Six Months Ended June 30,
	2021	2020
Expected term (years)	6.0	6.0
Risk-free interest rate	1.14%	0.45%
Expected volatility	76.30%	66.75%
Expected dividends	—	—

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

Stock option activity under the 2011 Plan, 2018 Plan and Inducement Plan for the six months ended June 30, 2021 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2021	4,953,906	$5.84	7.46
Granted	700,313	5.00
Exercised and vested	(76,031)	2.26
Forfeited	(335,728)	6.32
Expired	(142,034)	11.84
Outstanding - June 30, 2021	5,100,426	$5.57	7.36
Exercisable - June 30, 2021	2,405,668	$5.75	6.30
Vested and expected to vest as of June 30, 2021	4,886,558	$5.58	7.31

The weighted average fair value of awards granted during the six months ended June 30, 2021 was $3.32 per share. The total intrinsic value of options exercised during the six months ended June 30, 2021 was $0.1 million. As of June 30, 2021, the aggregate intrinsic value of awards vested and expected to vest was $3.0 million.

At June 30, 2021, there was a total of $10.3 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.5 years.

A summary of outstanding RSU awards and the activity for the six months ended June 30, 2021 was as follows:

	Units	Weighted Average Grant Date Fair Value
Unvested balance - January 1, 2021	766,550	$7.07
Granted	1,422,094	5.07
Vested	(220,425)	7.43
Forfeited	(88,707)	5.38
Unvested balance - June 30, 2021	1,879,512	$5.59

RSUs are measured based on the fair market value of the underlying stock on the date of grant and vest over either three or four years in equal annual installments beginning on the one-year anniversary of the date of grant. Stock-based compensation expense related to RSUs is recognized on a straight-line basis over the employee’s requisite service period. As of June 30, 2021, there was $8.8 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted average remaining vesting period of 2.4 years.

The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs and the ESPP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of goods sold	$31	$113	$47	$150
Research and development	407	239	754	536
Selling, general and administrative	2,074	1,719	4,172	3,393
Total stock-based compensation expense	$2,512	$2,071	$4,973	$4,079

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

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

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of June 30, 2021 and December 31, 2020 (in thousands):

	Total as of June 30, 2021	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$63,599	$63,599	$—	$—

Investments:
U.S. government securities	20,103	20,103	—	—
Corporate securities	6,970	—	6,970	—
Commercial paper	21,480	—	21,480	—
Foreign government securities	2,611	—	2,611	—
Foreign corporate securities	1,217	—	1,217	—
Total investments	$52,381	$20,103	$32,278	$—

Liabilities
Warrant liabilities	$149	$—	$—	$149

	Total as of December 31, 2020	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$37,598	$37,598	$—	$—

Investments:
U.S. government securities	64,386	64,386	—	—
Corporate securities	13,625	—	13,625	—
Commercial paper	18,179	—	18,179	—
Total investments	$96,190	$64,386	$31,804	$—

Liabilities
Warrant liabilities	$159	$—	$—	$159

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

The Company has determined that the warrant liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the change in the warrant liabilities (in thousands):

Balance at December 31, 2020	$159
Change in fair value of warrants	(10)
Balance at June 30, 2021	$149

There were no transfers between any of the levels of the fair value hierarchy during the three and six months ended June 30, 2021.

XERIS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(unaudited)

Note 13. Available-for-Sale Investments

The Company classifies its investments in debt securities as available-for-sale. Debt securities are comprised of highly liquid investments with minimum “A” rated securities and, as of June 30, 2021, consist of U.S. Treasury and agency bonds and corporate entity commercial paper and securities, all with maturities of more than three months but less than one year at the date of purchase. Debt securities as of June 30, 2021 had an average remaining maturity of 0.3 years. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Refer to Note 12, "Fair Value Measurements," for information related to the fair value measurements and valuation methods utilized.

The following table represents the Company’s available-for-sale investments by major security type as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Investments:
Commercial paper	$21,480	$—	$—	$21,480
Corporate securities	6,968	4	(2)	6,970
U.S. government securities	20,102	1	—	20,103
Foreign government securities	2,612	—	(1)	2,611
Foreign corporate securities	1,217	—	—	1,217
Total available-for-sale investments	$52,379	$5	$(3)	$52,381

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Investments:
Commercial paper	$18,179	$—	$—	$18,179
Corporate securities	13,597	29	(1)	13,625
U.S. government securities	64,383	7	(4)	64,386
Total available-for-sale investments	$96,159	$36	$(5)	$96,190

The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity of and reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, the Company also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and six months ended June 30, 2021 and 2020, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

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
June 30, 2021
(unaudited)

The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	As of June 30,
	2021	2020
Shares to be issued upon conversion of Convertible Notes	15,416,667	24,509,805
Vested and unvested stock options	5,100,426	4,916,825
Restricted stock units	1,879,512	661,250
Warrants	94,012	95,431
Total anti-dilutive securities excluded from EPS computation	22,490,617	30,183,311

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

Overview

Unless otherwise indicated, references to "Xeris," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Xeris Pharmaceuticals, Inc. Also, throughout this document, unless otherwise noted, references to Gvoke® include Gvoke PFS, Gvoke HypoPen® and Ogluo® (glucagon).

We are a specialty pharmaceutical company delivering innovative solutions to simplify the experience of administering important therapies that people rely on every day around the world. With novel technology platforms, XeriSol™ and XeriJect™, that enable ready-to-use, room-temperature stable formulations of injectable and infusible therapies, we are advancing a portfolio of solutions in various therapeutic categories. Our first product, Gvoke, delivers ready-to-use glucagon via a pre-filled syringe ("Gvoke PFS") or auto-injector ("Gvoke HypoPen") for the treatment of severe hypoglycemia, a potentially life-threatening condition, in people with diabetes. Gvoke was approved in September 2019 by the U.S. Food & Drug Administration ("FDA") for the treatment of severe hypoglycemia in pediatric and adult patients with diabetes ages two years and older. We began the field launches of Gvoke PFS and Gvoke HypoPen in January 2020 and July 2020, respectively, and each is available in two doses: a 0.5 mg/0.1 mL dose for pediatric patients and a 1 mg/0.2 mL dose for adolescent and adult patients. In February 2021, the European Commission ("EC") granted a marketing authorization for and in April 2021 the United Kingdom's Medicines and Healthcare products Regulatory Agency ("MHRA") approved Ogluo for the treatment of severe hypoglycemia in adults, adolescents, and children aged two years and over with diabetes mellitus. On July 19, 2021, we announced that we had entered into an exclusive agreement with Tetris Pharma Limited (“Tetris”) for the commercialization of Ogluo in the European Economic Area, United Kingdom, and Switzerland (the “Territory”). Under the terms of the applicable agreements, Xeris will be responsible for product supply and Tetris will be responsible for commercialization of Ogluo in the Territory. Subject to the terms and conditions set forth in the agreements, Xeris will receive up to $71 million in payments tied to the first commercial sale and other time-, launch- and sales-related milestones and collect a royalty on sales. Tetris expects to launch Ogluo in the United Kingdom by the end of 2021. We are also continuing to evaluate additional applications of our ready-to-use glucagon formulation to address needs in hypoglycemia and related conditions. In addition, we have applied our technology platforms to other commercially available drugs to enable more convenient and patient-friendly subcutaneous ("SC") and intramuscular ("IM") routes of administration and continue to seek partners to further develop and commercialize products to address unmet needs in both diabetes and epilepsy. We own the rights to our proprietary formulation technology platforms, Gvoke, Ogluo, and our product candidates domestically and internationally, with 116 patents issued globally, including a composition of matter patent covering our ready-to-use glucagon formulation that expires in 2036.

Our formulation technologies have broad applicability across most therapeutic areas. There is increasing interest in our technology platforms by other pharmaceutical companies that seek higher drug concentrations and drug combinations in subcutaneous forms, including drugs with limited aqueous stability and solubility. In addition to use of these technologies for development of our own product candidates, we are currently conducting three technology platform collaboration projects with top tier pharmaceutical companies. Additional projects are under discussion with both large pharmaceutical and specialized biotech companies.
Our key priority is continuing the successful commercialization of our first product, Gvoke, for the treatment of severe hypoglycemia, while increasing the adoption and penetration of emergency glucagon therapy, by offering a glucagon product that better meets the needs of patients and caregivers.

We have built a commercial organization to support the commercialization of Gvoke in the United States. As noted above, we have entered into an agreement with Tetris for commercialization of Ogluo in the Territory. We currently contract with third parties for the manufacture, assembly, testing, packaging, storage and distribution of our products.

Since our inception in 2005, we have devoted substantially all of our resources to conducting research and development including preclinical studies of our product candidates and clinical trials of our most advanced product candidates, organizing and staffing our company, raising capital and commercializing our first product, Gvoke.

On May 24, 2021, we and Strongbridge Biopharma plc, an Irish public limited company (“Strongbridge”), entered into the Transaction Agreement together with Xeris Biopharma Holdings, Inc., a Delaware corporation (“HoldCo”), and Wells MergerSub, Inc., a Delaware corporation (“MergerSub”) (the “Transaction Agreement”) whereby we would acquire Strongbridge (the “Acquisition”) pursuant to a scheme of arrangement (the “Scheme”) under Irish law. Under the terms of the Transaction Agreement, (i) HoldCo will acquire Strongbridge by means of the Acquisition pursuant to the Scheme and (ii) MergerSub will merge with and into Xeris, with Xeris as the surviving corporation in the merger (the “Merger,” and the Merger together with the Acquisition, the “Transactions”). As a result of the Transactions, both Xeris and Strongbridge will become wholly owned subsidiaries of HoldCo. HoldCo will acquire all of the outstanding Strongbridge ordinary shares (“Strongbridge Shares”) in exchange for (i) 0.7840 of a share of HoldCo’s common stock (“HoldCo Shares”) and cash in lieu of fractions of HoldCo Shares due to a holder of Strongbridge Shares per Strongbridge Share and (ii) one (1) non-tradeable contingent value right, worth up to a maximum of $1.00 per Strongbridge Share settleable in cash, additional HoldCo Shares, or a combination of cash and additional HoldCo Shares, at HoldCo’s sole discretion. It is currently expected that, subject to the satisfaction or waiver of all relevant conditions, the Acquisition will be completed early in the fourth quarter of 2021.

We have funded our operations to date primarily with proceeds from the sale of our preferred and common stock and debt financing. We have received gross proceeds of $253.0 million from public equity offerings of our common stock (including our June 2018 initial public offering ("IPO") and our February 2019, February 2020, June 2020 and March 2021 offerings), $104.9 million from sales of our preferred stock, $86.3 million from our June 2020 Convertible Notes offering and $63.5 million from the Amended and Restated Loan and Security Agreement (as amended, the "Amended Loan Agreement"), of which $20.0 million was repaid in June 2020. In August 2019, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC"), which covers the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, which we refer to as the "Shelf". We simultaneously entered into a Sales Agreement with Jefferies LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $50.0 million of our common stock from time to time in at-the-market offerings under the Shelf.

In February 2020, we completed an equity offering and sold 10,299,769 shares of common stock, including 1,299,769 shares pursuant to the underwriters’ option to purchase additional shares of common stock. Net proceeds from the offering were $39.9 million. In June 2020, we completed a public notes offering and sold $86.3 million aggregate principal amount of 5.00% Convertible Senior Notes, including $11.3 million pursuant to the underwriters' option to purchase additional notes which was exercised in full in July 2020. Concurrent with the public notes offering, in June 2020 we completed an equity offering and sold 8,510,000 shares of common stock, including 1,110,000 shares pursuant to the underwriters’ option to purchase additional shares of common stock which also was exercised in full in July 2020. Gross proceeds from the equity offering were $23.1 million. Net proceeds from both June 2020 offerings were $102.8 million. In March 2021, the Company completed a registered direct offering of 6,553,398 shares of its common stock at a price of $4.12 per share. Net proceeds from the equity offering were approximately $26.9 million after deducting public offering expenses. There currently remains $69.1 million available for future offerings under the Shelf. During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of the Company’s common stock. As of June 30, 2021, the outstanding balance of Convertible Notes was $47.2 million. In October 2020, we entered into a fourth amendment to the Amended Loan Agreement, which provided for an additional $3.5 million term loan which was drawn in November 2020. As of June 30, 2021, the outstanding balance under the Amended Loan Agreement was $43.5 million.

For the three months ended June 30, 2021 and 2020, we reported net losses of $27.5 million and $24.1 million, respectively. For the six months ended June 30, 2021 and 2020, we reported net losses of $45.9 million and $53.3 million, respectively. We have not been profitable since inception, and, as of June 30, 2021, our accumulated deficit was $383.3 million. In the near term, we expect to continue to incur significant expenses, operating losses and net losses as we:

■	incur transaction and integration costs related to the acquisition of Strongbridge;
■	continue our marketing and selling efforts related to commercialization of Gvoke;
■	continue our research and development efforts;
■	seek regulatory approval for new product candidates and product enhancements; and
■	continue to operate as a public company.

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

We believe that customer demand for Gvoke has been adversely impacted by the COVID-19 pandemic due to the disruption the pandemic has caused in patients' normal access to healthcare as well as our sales and marketing personnel's access to customers. Initially, we suspended in-person interactions by our sales and marketing personnel in healthcare settings. We were engaging with these customers remotely, via webinar programs and virtual meetings, as we sought to continue to support healthcare professionals and patient care. As parts of the country reopened, some of our sales and marketing personnel began to reengage with a limited number of in-person interactions. However, with the resurgence of COVID-19 in many areas, our ability to connect with our customers in person became much more limited and we reverted to almost exclusively remote interactions. As some parts of the country have again begun to reopen, with broader availability of vaccines, our sales and marketing personnel have again begun to reengage with in-person interactions where possible. With the emergence of variants and, in some areas, lack of acceptance of vaccines, some areas are again beginning to implement restrictions, which may impact our sales and marketing personnel’s access to customers. Remote interactions generally are not as effective as in-person interactions. In addition, several conferences and other programs at which we intended to market Gvoke have been postponed, canceled and/or transitioned to virtual meetings. We also have revised our patient copay assistance program to offer a copay card with a buy-down to $0 for commercially eligible patients in response to the COVID-19 pandemic.

As the COVID-19 pandemic unfolded, we moved quickly to transition our employees to a remote work-from-home environment excluding essential services, such as personnel in our laboratory. We have since reopened our offices on a voluntary basis and have implemented safety measures designed to comply with applicable federal, state and local guidelines in response to the COVID-19 pandemic. We may be required to take additional actions that may impact our operations as required by applicable laws or regulations or which we determine to be in the best interests of our employees.

We have incurred operating losses since inception, and we have an accumulated deficit of $383.3 million at June 30, 2021. Although we believe that our cash, cash equivalents, investments, and expected revenue from sales of Gvoke will enable us to fund our operating and capital expenditure requirements for at least the next 12 months, we cannot predict the impact of the COVID-19 pandemic on our future results of operations and financial condition due to a variety of factors, including the health of our employees, the ability of suppliers to continue to operate and deliver, the ability of Xeris and our customers to maintain operations, continued access to transportation resources, the changing needs and priorities of customers, any further government and/or public actions taken in response to the pandemic, the emergence of variants and acceptance of vaccines, and ultimately the length of the pandemic. As further detailed in "Liquidity and Capital Resources" below, we have relied on equity and debt financing for our funding to date and completed concurrent convertible debt and equity offerings in June/July 2020 under which we raised gross proceeds of $109.4 million and a registered direct offering in March 2021 under which we raised gross proceeds of $27.0 million. Given the impact of COVID-19 on the U.S. and global financial markets, we may be unable to access further equity or debt financing if and when needed.

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

Research and development activities are central to our business model. We expect to continue to incur significant research and development expenses as we advance our pipeline candidates and in particular plan and conduct clinical trials, prepare regulatory filings for our product candidates, and utilize internal resources to support these efforts. Our research and development costs have declined as compared to previous levels as a result of directing significant funding to our commercial activities, with the approval and launch of our first product, Gvoke, and as we have concluded ongoing clinical programs and not yet initiated any new studies. Following feedback from the FDA, we have decided not to advance our development program in Post-Bariatric Hypoglycemia ("PBH") due to the complexity and cost of a Phase 3 study design as proposed by the FDA. Also based on feedback from the FDA, we have decided not to move forward with a Phase 3 study for Exercise-Induced Hypoglycemia ("EIH"). We do anticipate initiating a Phase 2 study in EIH in the first quarter of 2022 to examine the efficacy and safety of long-term use of ready-to-use glucagon in a broader range of Type 1 and Type 2 patients that exercise at least twice a week.

Our research and development expenses may vary significantly over time due to uncertainties relating to the timing and results of our clinical trials, feedback received from interactions with the FDA and the timing of regulatory approvals.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of compensation and related personnel costs, marketing and selling expenses, professional fees and facility costs not otherwise included in cost of goods sold or research and development expenses. Our selling and marketing costs have increased significantly as we continue our marketing and selling efforts for Gvoke in the United States. We expect to continue to incur significant marketing and selling expenses in the near term related to the commercialization of Gvoke in the United States.

As a public reporting company, we have incurred greater expenses, including increased payroll, legal and compliance, accounting, insurance, and investor relations costs. We expect some of these costs to continue to increase in conjunction with our anticipated growth as a public reporting company.

Other Income (Expense)

Other income (expense) consists primarily of interest expense related to our convertible debt and Amended Loan Agreement, interest income earned on deposits and investments, and the change in fair value of our warrants.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	$ Change	2021	2020	$ Change

Net sales	$8,835	$1,986	$6,849	$16,886	$3,662	$13,224
Grant and other income	71	41	30	215	153	62
Cost of goods sold	3,383	1,299	2,084	5,209	3,089	2,120
Gross profit	5,523	728	4,795	11,892	726	11,166

Operating expenses:
Research and development	5,383	5,289	94	9,415	11,935	(2,520)
Selling, general and administrative	25,927	17,644	8,283	45,004	39,250	5,754
Total operating expenses	31,310	22,933	8,377	54,419	51,185	3,234
Loss from operations	(25,787)	(22,205)	(3,582)	(42,527)	(50,459)	7,932
Other income (expense):
Interest and other income	77	277	(200)	177	711	(534)
Interest expense	(1,795)	(2,242)	447	(3,586)	(3,741)	155
Change in fair value of warrants	(10)	(39)	29	10	96	(86)
Total other income (expense)	(1,728)	(2,004)	276	(3,399)	(2,934)	(465)
Net loss before benefit from income taxes	(27,515)	(24,209)	(3,306)	(45,926)	(53,393)	7,467
Benefit from income taxes	—	110	(110)	—	110	(110)
Net loss	$(27,515)	$(24,099)	$(3,416)	$(45,926)	$(53,283)	$7,357

Net Sales

We commercially launched Gvoke PFS and Gvoke HypoPen for the treatment of severe hypoglycemia in people with diabetes in November 2019 and July 2020, respectively. Total net sales of Gvoke were $8.8 million and $2.0 million for the three months ended June 30, 2021 and 2020, respectively. Total net sales of Gvoke were $16.9 million and $3.7 million for the six months ended June 30, 2021 and 2020, respectively. Net sales represent gross product sales less estimated allowances for patient copay assistance programs, prompt payment discounts, payor rebates, chargebacks, service fees, and product returns, all of which are recorded at the time of sale to the pharmaceutical wholesaler or other customer. We apply significant judgments and estimates in determining some of these allowances. If actual results differ from our estimates, we make adjustments to these allowances in the period in which the actual results or updates to estimates become known. During the three months ended March 31, 2021, we made adjustments to rebate and patient assistance copay accruals which were recorded in prior years based on actual claims experience to date, which increased revenue by $0.9 million. During the three months ended June 30, 2021, we made adjustments to the accrued returns reserve related to prior years' sales based on actual returns experience, which decreased revenue by $0.9 million. For the six months ended June 30, 2021, these adjustments offset and together had no impact on net sales.

Cost of Goods Sold

Cost of goods sold was $3.4 million for the three months ended June 30, 2021, which included primarily standard cost for product sold. Cost of goods sold for the three months ended June 30, 2020 was $1.3 million, which included only $0.1 million standard cost for product sold, under-absorbed overhead costs of $0.7 million and charges related to excess and obsolete inventory of $0.3 million. Cost of goods sold was $5.2 million for the six months ended June 30, 2021, which included primarily standard cost for product sold and under-absorbed overhead costs of $0.8 million. Cost of goods sold for the six months ended June 30, 2020 was $3.1 million, which included $1.5 million related to excess and obsolete inventory and under-absorbed overhead costs of $1.2 million.

Research and Development Expenses

Research and development expenses increased by $0.1 million for the three months ended June 30, 2021 in comparison to the three months ended June 30, 2020. The increase was primarily driven by higher pharmaceutical process development costs of $1.1 million, partially offset by lower personnel-related costs of $0.8 million due to lower headcount. Research and development expenses decreased by $2.5 million for the six months ended June 30, 2021 in comparison to the six months ended June 30, 2020. The decrease was primarily driven by declines in expenses associated with our clinical trials of $2.1 million and lower personnel-related costs of $1.2 million due to lower headcount, partially offset by higher pharmaceutical process development costs of $0.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $8.3 million for the three months ended June 30, 2021 in comparison to the three months ended June 30, 2020. The increase was primarily driven by transaction-related expenses of $3.9 million related to the pending acquisition of Strongbridge, an increase of $1.8 million in personnel-related costs due primarily to an increase in sales force headcount, and an increase in marketing and selling expenses of $1.2 million.

Selling, general and administrative expenses increased by $5.8 million for the six months ended June 30, 2021 in comparison to the six months ended June 30, 2020. The increase was primarily driven by transaction-related expenses of $3.9 million related to the pending acquisition of Strongbridge and an increase of $3.8 million in personnel-related costs due primarily to an increase in sales force headcount. The increase was partially offset by a decrease in marketing and selling expenses of $4.0 million due to a decrease in advertising.

Other Income (Expense)

For the three and six months ended June 30, 2021, interest and other income decreased by $0.2 million and $0.5 million in comparison to the same periods ended June 30, 2020, as a result of lower interest rates. In addition, for the three and six months ended June 30, 2021, interest expense decreased by $0.4 million and $0.2 million in comparison to the same periods ended June 30, 2020, primarily due to lower interest expense on our bank debt due to lower amounts outstanding under the Amended Loan Agreement and $0.7 million expense related to the extinguishment of debt in June 2020, partially offset by interest on the convertible notes issued in the June 2020 offering.

Liquidity and Capital Resources

Our primary uses of cash are to fund costs related to the manufacturing, marketing and selling of Gvoke, the research and development of our product candidates, general and administrative expenses and working capital requirements. Historically, we have funded our operations primarily through private placements of convertible preferred stock, public equity offerings of common stock, and issuance of debt. In June 2018, we completed our IPO of 6,555,000 shares of our common stock at a price of $15.00 per share for aggregate net proceeds of $88.9 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In February 2019, we completed an equity offering and sold an aggregate of 5,996,775 shares of common stock at a price of $10.00 per share. Net proceeds from this equity offering were $55.5 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In September 2019, we entered into the Amended Loan Agreement that provided for term loans of up to an aggregate of $85.0 million, of which $60.0 million was drawn in September 2019 and of which $20.0 million was repaid in June 2020. Additional tranches of $15.0 million (the "Term B Loan") and $10.0 million (the “Term C Loan”) were contingent on achievement of certain revenue targets which were not achieved. In August 2019, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, which we refer to as the "Shelf". We simultaneously entered into a Sales Agreement with Jefferies LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $50.0 million of our common stock from time to time in "at-the-market" offerings under the Shelf. As of June 30, 2021, we have sold an aggregate of 204,427 shares of common stock in at-the-market offerings under the Shelf for gross proceeds of $1.8 million. Also as of June 30, 2021, there remains $69.1 million available for future offerings under the Shelf.

In February 2020, we completed an equity offering and sold 10,299,769 shares of common stock. Net proceeds from this equity offering were $39.8 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In June 2020, we completed a public notes offering and sold $86.3 million aggregate principal amount of 5.00% Convertible Senior Notes, including $11.3 million pursuant to the underwriters' option to purchase additional notes which was fully exercised in July 2020. Concurrently with the public notes offering, in June 2020, we completed an equity offering and sold 8,510,000 shares of common stock, including 1,110,000 shares pursuant to the underwriters’ option to purchase additional shares of common stock which was also fully exercised in July 2020. Net proceeds from both June 2020 offerings (including the net proceeds from the exercise of the underwriters' over-allotment options in July 2020) were $102.8 million after deducting underwriting discounts and commissions as well as other offering expenses. During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of the Company’s common stock. In March 2021, we completed a registered direct offering of

6,553,398 shares of our common stock, the net proceeds of which were $26.9 million. As of June 30, 2021, the outstanding balance of Convertible Notes was $47.2 million. In October 2020, we entered into a fourth amendment to the Amended Loan Agreement which provided for an additional $3.5 million term loan which was drawn in November 2020. As of June 30, 2021, the outstanding balance under the Amended Loan Agreement was $43.5 million. On May 3, 2021, we entered into a fifth amendment to the Amended Loan Agreement which provides that if the Company achieves a certain revenue milestone prior to November 30, 2021, then the period for interest-only payments is extended six months to July 2022 and the term loan will be payable in 24 equal monthly installments. If the Company achieves another revenue milestone prior to May 31, 2022, the period for interest-only payments is further extended three months to October 2022 and the term loan will be payable in 21 equal monthly installments. If the Company achieves a third revenue milestone by August 31, 2022, the period for interest-only payments is further extended three months, to January 2023 and the term loan will be payable in 18 equal monthly installments. The Company currently expects to achieve each revenue milestone and has therefore classified the amounts due under the Amended Loan Agreement as non-current on its balance sheet as of June 30, 2021.

We have incurred operating losses since inception, and we have an accumulated deficit of $383.3 million at June 30, 2021. Based on our current operating plans and existing working capital at June 30, 2021, we believe that our cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months. We expect to incur substantial additional expenditures in the near term to support the marketing and selling of Gvoke and our ongoing research and development activities. We expect to continue to incur net losses for at least the next 12 months. Our ability to fund marketing and selling Gvoke and commercialization of our product candidates, if approved, as well as our product development and clinical operations, including completion of future clinical trials, will depend on the amount and timing of cash received from future financings. Our future capital requirements will depend on many factors, including:

■	the successful completion and integration of the acquisition of Strongbridge and achievement of expected revenue and synergies
■	the costs of commercialization activities, including product marketing, sales and distribution;
■	our degree of success in commercializing Gvoke;
■	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our product candidates;
■	the effect on our product development activities of actions taken by the FDA or other regulatory authorities;
■	the number and types of future products we develop and commercialize;
■	the emergence of competing technologies and products and other adverse market developments; and
■	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims.

We may not successfully complete and integrate the acquisition of Strongbridge or achieve the expected level of revenue and synergies. Also, as we continue the marketing and selling of our first product, Gvoke, we may not generate a sufficient amount of product revenues to fund our cash requirements. Accordingly, we may need to obtain additional financing in the future which may include public or private debt and/or equity financings. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to successfully market and sell Gvoke and our product candidates, if approved. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. The issuance of equity securities may result in dilution to stockholders. If we raise additional funds through the issuance of additional debt, which may have rights, preferences and privileges senior to those of our common stockholders, the terms of the debt could impose significant restrictions on our operations. The failure to raise funds as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. If additional funding is not secured when required, we may need to delay or curtail our operations until such funding is received, which would have a material adverse impact on our business prospects and results of operations.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2021	2020

Net cash used in operating activities	$(43,978)	$(52,704)
Net cash provided by investing activities	42,857	26,020
Net cash provided by financing activities	27,121	109,675

The decrease in cash used in operating activities for the six-month period ended June 30, 2021, as compared to the six-month period ended June 30, 2020, was primarily driven by increased net sales of Gvoke, decreased research and development costs, partially offset by higher personnel-related costs. For a discussion regarding the net sales of Gvoke and decreases in spending, refer to "Results of Operations" included in this Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

The increase in cash provided by investing activities for the six-month period ended June 30, 2021, as compared to the six-month period ended June 30, 2020, was primarily due to a greater number of investments maturing or being sold and invested in cash equivalents to fund operations.

The decrease in cash provided by financing activities for the six-month period ended June 30, 2021, as compared to the six-month period ended June 30, 2020, was primarily due to the net proceeds of $26.9 million from the March 2021 registered direct offering of our common stock, as compared to the net proceeds of $70.5 million from the June 2020 convertible debt offering, and the net proceeds of $39.9 million and $18.8 million from the February 2020 and June 2020 equity offerings of our common stock, respectively, partially offset by the $20.0 million pay down of principal on the Loan Agreement in June 2020.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Interest Rate Risk

Cash and Cash Equivalents and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash and cash equivalents and investments outstanding at June 30, 2021 would increase or decrease interest income by approximately $1.2 million on an annual basis.

Long-term Debt—Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. Based on our outstanding borrowings under the Amended Loan Agreement at June 30, 2021, interest is incurred at a floating per annum rate in an amount equal to the sum of 6.25% plus the greater of (a) 2.43% and (b) the thirty-day U.S. Dollar LIBOR rate. A one-percentage point increase in interest rates would have no impact on interest expense on an annual basis as the thirty-day U.S. Dollar LIBOR rate at June 30, 2021 was 0.10%, which including a one-percent point increase would remain below 2.43%. Interest on the Convertible Notes is assessed at a fixed rate of 5.0% annually and therefore does not subject us to interest rate risk.

Foreign Exchange Risk

We contract with contract research organizations outside the United States at times. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2021, we had immaterial liabilities denominated in the Australian Dollar. Net foreign currency gains and losses did not have a material effect on our results of operations for the six months ended June 30, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to the Proposed Acquisition and Merger

Regulatory approvals of the transactions related to the acquisition of Strongbridge Biopharma plc (the "Transaction") may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met.

Completion of the Transaction is conditioned upon, among other things, the expiration or termination of the waiting period (and any extensions thereof) applicable to the Transaction under the HSR Act. While we have determined that a filing is not required under the HSR Act, at any time before or after the Transaction is consummated, any of the DOJ, the FTC or U.S. state attorneys general or foreign governmental authorities could take action under the antitrust laws in opposition to the Transaction, including seeking to enjoin completion of the Transaction, condition completion of the Transaction upon the divestiture of our assets, assets of Strongbridge Biopharma plc, an Irish public limited company (“Strongbridge”) or their subsidiaries or impose restrictions on Xeris Biopharma Holdings, Inc., a Delaware corporation ("HoldCo") post-Transaction operations. These could negatively affect the results of operations and financial condition of the combined company following completion of the Transaction. Any such requirements or restrictions may prevent or delay completion of the Transaction or may reduce the anticipated benefits of the Transaction, which could also have a material adverse effect on our and the combined company’s business and cash flows, financial condition and results of operations.

The Transaction Agreement may be terminated in accordance with its terms and the Transaction may not be completed.

The completion of the Transaction is subject to the satisfaction or waiver of a number of conditions, including, among others, shareholder approval, the Irish High Court’s sanction of the Acquisition pursuant to a scheme of arrangement (the “Scheme”), Nasdaq having authorized the listing of HoldCo common stock to be issued and expirations or terminations of applicable waiting periods under the HSR Act. These conditions to the closing may not be fulfilled and, accordingly, the Transaction may not be completed. In addition, if the Transaction is not completed by February 24, 2022, either we or Strongbridge may choose not to proceed with the Transaction, and the parties can mutually decide to terminate the Transaction Agreement at any time prior to the consummation of the Merger and the Scheme. In addition, we or Strongbridge may elect to terminate the Transaction Agreement in certain other circumstances. If the Transaction Agreement is terminated, we may incur substantial fees in connection with termination of the Transaction Agreement and will not recognize the anticipated benefits of the Transaction.

Failure to successfully integrate the businesses of Xeris and Strongbridge in the expected timeframe may adversely affect the combined company’s future results.

We and Strongbridge entered into the Transaction Agreement with the expectation that the Transaction will result in various benefits, including certain cost savings and operational efficiencies or synergies. To realize these anticipated benefits, our businesses and that of Strongbridge must be successfully integrated. Historically, we and Strongbridge have been independent companies, and we will continue to be operated as such until the completion of the Transaction. The integration may be complex and time consuming and may require substantial resources and effort. If the companies are not successfully integrated, the anticipated benefits of the Transaction may not be realized fully (or at all) or may take longer to realize than expected. A variety of factors may adversely affect the combined company’s ability to realize the currently expected operating synergies, savings and other benefits of the Transaction, including the failure to identify and eliminate duplicative programs and the failure to otherwise integrate our and Strongbridge’s respective businesses.

We will be subject to business uncertainties while the Transaction, including the Scheme, are pending.

Uncertainty about the completion or effect of the Transaction may affect the relationship between us and our suppliers, customers, distributors, licensors and licensees and may have an adverse effect on us, and consequently on the combined company. These uncertainties may cause suppliers, customers, distributors, licensors and others that deal with us to seek to change existing business relationships with us and to delay or defer decisions concerning us. Changes to existing business relationships, including termination or modification, could negatively affect our revenues, earnings and cash flow, as well as the market price of our common stock.

We will be subject to certain contractual restrictions while the Transaction is pending.

The Transaction Agreement restricts us and our subsidiaries from making certain acquisitions and divestitures, entering into certain contracts, incurring certain indebtedness and expenditures, paying dividends, repurchasing or issuing securities outside of existing share repurchase and equity award programs or certain enumerated exceptions, and taking other specified actions until the earlier of the completion of the Transaction or the termination of the Transaction Agreement without the consent of the other party. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Transaction and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the Transaction could be exacerbated by any delays in consummation of the Transaction or the termination of the Transaction Agreement.

The Transaction Agreement contains provisions that may discourage other companies from trying to enter into a strategic transaction with us that could have greater value to Xeris stockholders.

The Transaction Agreement contains provisions that may discourage a third party from submitting a business combination proposal to us or both us and Strongbridge during the pendency of the proposed combination transaction as well as afterward, should the Transaction not be consummated, that might result in greater value to Xeris stockholders than the Transaction. These Transaction Agreement provisions include a general prohibition on each company from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any Acquisition or combination proposal or offers for competing transactions, subject to limited exceptions. Moreover, under specified circumstances, we may be required to pay an expense reimbursement amount of up to $1,950,000. If the Transaction Agreement is terminated and either we or Strongbridge determines to seek another strategic transaction, we may not be able to negotiate a transaction on terms comparable to, or better than, the terms of this Transaction.

Whether or not the Transaction is completed, the announcement and pendency of the Transaction will divert significant management and other resources to complete the Transaction, which could have an adverse effect on our business, financial results, and/or market price.

Whether or not the Transaction is completed, the announcement and pendency of the Transaction could cause disruptions in our business by directing the attention of management and others toward the completion of the Transaction. We have diverted and will continue to divert significant management and other resources in an effort to complete the Transaction and are subject to restrictions contained in the Transaction Agreement on the conduct of our business. If the efforts and actions required of us in order to consummate the Transaction contemplated by the Transaction Agreement are more difficult, costly or time consuming than expected, such efforts and actions could result in the additional diversion of our management’s attention and other resources or the disruption or interruption of, or the loss of momentum in, our ongoing businesses, which could adversely affect our business and financial results. If the Transaction is not completed, we will have incurred significant costs, including the diversion of management and other resources, for which we will have received little or no benefit.

The combined company may be exposed to increased litigation, which could have an adverse effect on the combined company’s business and operations.

The combined company may be exposed to increased litigation from stockholders, customers, suppliers, consumers and other third parties due to the combination of our business and Strongbridge’s business following the Transaction. Such litigation may have an adverse impact on the combined company’s business and results of operations or may cause disruptions to the combined company’s operations.

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

As a result of the coronavirus pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

■
We believe that the COVID-19 pandemic has had, and may continue to have, an adverse impact on demand for our product, Gvoke, due to government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures which may result in patients not visiting their healthcare providers or their pharmacies to get their prescriptions filled. Initially, we suspended in-person interactions by our sales and marketing personnel in healthcare settings. We were engaging with these customers remotely, via webinar programs and virtual meetings, as we sought to continue to support healthcare professionals and patient care. As parts of the country reopened, some of our sales and marketing personnel began to reengage with a limited number of in-person interactions. However, with the resurgence of COVID-19 in many areas, our ability to connect with our customers in person became much more limited and we reverted to almost exclusively remote interactions. As some parts of the country have again begun to reopen with broader availability of vaccines, our sales and marketing personnel have again begun to reengage with in-person interactions where possible. With the emergence of variants and, in some areas, lack of acceptance of vaccines, some areas are again beginning to implement restrictions, which may impact our sales and marketing personnel's access to customers. Remote interactions generally are not as effective as in-person interactions. In addition, several conferences and other programs at which we intended to market Gvoke have been postponed, canceled and/or transitioned to virtual meetings. Remote interactions may be less effective than in-person interactions. In addition, due to the prioritization of healthcare resources toward pandemic efforts, even remote interactions may not be possible.

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

■
In March 2020, we closed our offices and requested that most of our personnel, including all of our administrative employees, work remotely, restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in any given location. We have since reopened our offices on a voluntary basis and have implemented safety measures designed to comply with applicable federal, state and local guidelines in response to the COVID-19 pandemic. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. Further, this could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors. In addition, we implemented certain measures to reduce spending and have delayed or suspended projects. Although we have implemented such cost reducing measures, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from such measures due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected cost savings from such measures, our operating results and financial condition would be adversely affected.

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
We have incurred significant losses in every fiscal year since inception. For the six months ended June 30, 2021 and 2020, we reported a net loss of $45.9 million and $53.3 million, respectively. In addition, our accumulated deficit as of June 30, 2021 was $383.3 million. Substantially all of our operating losses have resulted from costs incurred in connection with research and development, clinical and regulatory initiatives to obtain approvals for our product candidates and preparation for commercialization of Gvoke and more recently the commercial launch of Gvoke.

We expect to continue to incur significant operating expenses as we continue the commercialization of Gvoke, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. In particular, we anticipate that we will continue to incur significant expenses as we:

■	incur transaction and integration costs related to the acquisition of Strongbridge;
■	execute our Gvoke commercial strategy in the U.S.;
■	continue our research and development efforts;
■	seek regulatory approval for new product candidates and product enhancements; and
■	continue to operate as a public company.

Our first product, Gvoke, was approved by the FDA for the treatment of severe hypoglycemia in pediatric and adult patients with diabetes ages two years and above on September 10, 2019. In February 2021 the European Commission ("EC") granted a marketing authorization for and in April 2021 the United Kingdom's Medicines and Healthcare products Regulatory Agency approved Ogluo for the treatment of severe hypoglycemia in adults, adolescents, and children aged two years and over with diabetes mellitus. On July 19, 2021, we announced that we had entered into an exclusive agreement with Tetris Pharma Limited (“Tetris”) for the commercialization of Ogluo in the European Economic Area, United Kingdom, and Switzerland (the “Territory”). Under the terms of the applicable agreements, Xeris will be responsible for product supply and Tetris will be responsible for commercialization of Ogluo in the Territory. Subject to the terms and conditions set forth in the agreements, Xeris will receive up to $71 million in payments tied to the first commercial sale and other time-, launch- and sales-related milestones and collect a royalty on sales. Tetris expects to launch Ogluo in the United Kingdom by the end of 2021. Our ability to generate revenue from Gvoke and our product candidates and to transition to profitability and generate positive cash flows is uncertain and depends on the successful commercialization of Gvoke and our product candidates. Many of our product candidates are still in development. Successful development and commercialization will require achievement of key milestones, including completing clinical trials and obtaining marketing approval for our product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, and if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

On June 30, 2020, we completed a public offering of $86.3 million aggregate principal amount of our 5.00% Convertible Senior Notes due 2025 (the "Convertible Notes"), including $11.3 million pursuant to the underwriters' option to purchase additional notes which was exercised in July 2020. A total principal amount of $39.1 million of Convertible Notes converted into equity in the second half of 2020. As of June 30, 2021, the outstanding balance of Convertible Notes was $47.2 million. The Convertible Notes are governed by the terms of a base indenture for senior debt securities (the “Base Indenture”), as supplemented by the first supplemental indenture thereto (the “Supplemental Indenture” and together with the Base Indenture, the “Indenture”), each dated as of June 30, 2020, between us and U.S. Bank National Association, as trustee. Failure to satisfy our current and future debt obligations under the Indenture could result in an event of default and, as a result, all of the amounts outstanding could immediately become due and payable. In the event of an acceleration of amounts due under the Indenture as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness.

In addition, we have $43.5 million outstanding under our Amended Loan Agreement as of June 30, 2021. All obligations under our Amended Loan Agreement are secured by substantially all of our property and assets, including our intellectual property assets, subject to certain limited exceptions. The term loans and the Convertible Notes may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Failure to satisfy our current and future debt obligations under our Amended Loan Agreement could result in an event of default and, as a result, our lenders could accelerate all amounts due. Events of default also include our failure to comply with customary affirmative and negative covenants as well as a default under any indenture or other agreement governing convertible indebtedness permitted by the Amended Loan Agreement, including the Indenture. Affirmative covenants include the maintenance of a minimum cash balance of $5.0 million in an account with Silicon Valley Bank and, in the event that we also maintain one or more permitted accounts at other institutions, an additional amount equal to the outstanding obligations. Negative covenants include prohibition on the payment of dividends and distributions, certain mergers and change of control events, and restrictions on the incurrence of additional debt. In addition, the occurrence of material adverse changes in our business, including our prospect of repayment of our obligations, could result in an event of default. In the event of an acceleration of amounts due under our Amended Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.

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

Our company has limited experience marketing and selling drug products. If we are unable to establish or do not maintain sufficient marketing, sales and distribution capabilities or enter into agreements with third parties to market, sell and distribute our products on terms acceptable to us, we may not be able to generate product revenues and our business, results of operations, and financial condition will be materially adversely affected.

We have developed our commercial infrastructure for the sales, marketing and distribution of Gvoke. In order to successfully commercialize Gvoke and our product candidates, we will need to maintain and may need to expand our marketing, sales, distribution, managerial and other non-technical capabilities and/or make arrangements with third parties to perform some or all of these services. We have established and recently expanded our sales force to market Gvoke in the United States. There are significant expenses and risks involved with establishing our own sales and marketing capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in our ability to maintain or expand, if needed, our internal sales, marketing and distribution capabilities would adversely impact the commercialization of Gvoke and the launch and commercialization of our product candidates, if approved.

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

In addition, we intend to establish collaborations to commercialize our product candidates outside the United States, if approved by the relevant regulatory authorities, including Ogluo which received approval in February 2021 and April 2021 from the European Commission and the United Kingdom’s Medicines and Healthcare products Regulatory Agency, respectively. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such efforts, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. We may not be able to establish or maintain such collaborative arrangements, or if we are able to do so, such collaborators may not have effective sales forces. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and such efforts may not be successful.

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

Our future revenues and profitability will be adversely affected if U.S. and foreign governmental, private third-party insurers and payors and other third-party payors, including Medicare and Medicaid, do not agree to defray or reimburse the cost of our products to the patients. If these entities fail to provide coverage and reimbursement with respect to our products or provide an insufficient level of coverage and reimbursement, our products may be too costly for some patients to afford them and physicians may not prescribe them. In addition, limitations on the amount of reimbursement for our products may also reduce our profitability. In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, actions and proposals to control and reduce healthcare costs. There have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any of our products or product candidates for which we obtain marketing approval. Government and other third-party payors are also challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain healthcare facilities. CMS altered the reimbursement formula for fiscal years 2018 and 2019, but the court ruled this change was not an “adjustment” that was within the Secretary’s discretion to make. On May 6, 2019, the district court reiterated that the rate reduction exceeded the Secretary’s authority and declared that the rate reduction for 2019 also exceeded the Secretary’s authority and remanded the issue to the U.S. Department of Health and Human Services ("HHS") to devise an appropriate remedy. On July 10, 2019, the district court entered its final judgment and CMS filed an appeal. On July 31, 2020, the United States Court of Appeals for the District of Columbia Circuit ruled that CMS and HHS did not exceed their authority when it instituted the new reimbursement formula and reversed the judgment of the district court. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), and the court denied this Petition on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On July 2, 2021, the Supreme Court granted the petition. It is unclear how this could affect covered hospitals who might purchase our products in the future and affect the rates we may charge such facilities for our approved products.

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

At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, creating a process providing guidance for states to build and submit to the FDA importation plans for drugs from Canada, as further discussed below. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation ("MFN") Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and was intended to apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. The MFN is currently subject to ongoing litigation. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our products or product candidates. On December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Implementation of the amendments to the discount safe harbor has been delayed to January 1, 2023 pending litigation. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective and the Biden Administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

Of our current patient population, approximately 60% are commercially insured, approximately 15% are covered by Medicare, and approximately 25% are covered by Medicaid and other government programs. However, as the healthcare industry consolidates, competition to provide products and services to industry participants has become more intense and may intensify as the potential purchasers of our products or third-party payors use their purchasing power to exert competitive pricing pressure. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our potential purchasers. If competitive forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to invest in and grow our business.

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
Since its enactment, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, congressional, and executive challenges. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. The U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly known as the requirement that all individuals maintain health insurance coverage or pay a penalty, referred to as the “individual mandate.” However, as a result of tax reform legislation passed in December 2017, the individual mandate’s penalty was decreased to $0, effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was decreased to $0 as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held the individual mandate is unconstitutional but remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. In March 2020, the U.S. Supreme Court agreed to hear this case, and oral arguments were held on November 10, 2020. Following an appeal made by certain defendants, on June 17, 2021, the U.S. Supreme Court dismissed the plaintiffs' challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

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

In addition, CMS finalized regulations that gives states greater flexibility, as of 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Additionally, CMS finalized a rule, effective January 1, 2020, that allows Medicare Advantage Plans the option of using step therapy for Part B drugs. This final rule codified CMS’s policy change that was effective

January 1, 2019. It is unclear what effect such changes will have on our business. On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

Other legislative changes have been proposed and adopted since the ACA was enacted including aggregate reductions to Medicare payments to providers of 2% per fiscal year through 2030. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, and subsequent legislation, these reductions will be suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Since 2016, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing or delaying penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Additionally, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions.

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

Our approved products and product candidates, if approved, will also be subject to ongoing regulatory requirements for manufacturing, distribution, sale, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. Approved products, third-party suppliers and their facilities are required to comply with extensive FDA requirements and requirements of other similar agencies even after approval, including ensuring that quality control and manufacturing procedures conform to cGMPs and applicable QSRs and applicable product tracking and tracing requirements. As such, we and our third-party suppliers are subject to continual review and periodic inspections, both announced and unannounced, to assess compliance with cGMPs and QSRs. Accordingly, we and our third-party suppliers must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and other similar agencies and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Accordingly, we may not promote our approved products for indications or uses for which they are not approved.

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

Regulatory agencies may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice ("DOJ"), closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or any future collaborators, do not market any of our products for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing, government investigations, or litigation. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws. On August 14, 2020, we received an untitled letter from FDA’s Office of Prescription Drug Promotion regarding a promotional television advertisement for Gvoke PFS. The letter raised concerns that the advertisement did not include sufficient risk information, made misleading claims as to the product’s ease of use, and omitted information about the seriousness of the condition for which Gvoke PFS is indicated and the circumstances when it is appropriate to administer Gvoke PFS. The television advertisement cited in the untitled letter was discontinued in March of 2020. We submitted a response to the FDA regarding our plan to revise the advertisement at issue. The FDA completed evaluation of our response and confirmed that we have addressed all the violations contained in the untitled letter.

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

■
HIPAA. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by HITECH and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. In addition, HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

■
Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to HHS information regarding any payment or other “transfer of value” made or distributed to healthcare professionals (currently defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the healthcare professionals and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

■
Analogous State and Foreign Laws. Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, can apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third-party payors, and are generally broad and are enforced by many different federal and state agencies as well as through private actions. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation, which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The GDPR also regulates the transfers of EU and European Economic Area ("EEA") individuals’ personal data to other countries that have been deemed by the European Commission not to provide adequate protection to personal data. The U.S. is not deemed to have adequate laws to protect personal data. We had relied upon the EU-U.S. Privacy Shield program to legitimize certain transfers of personal data from the EU and EEA to the U.S. However, on July 16, 2020, the European Court of Justice ("ECJ") invalidated the EU-U.S. Privacy Shield program that we (along with thousands of other companies) have utilized to transfer data from the EU and EEA to the U.S. in compliance with GDPR. As a result of this decision, companies like us that previously relied upon Privacy Shield will be required to use another GDPR-approved method to legitimize transfers of personal data to the U.S. and other third countries in compliance with the GDPR. Although in its ruling about the Privacy Shield, the ECJ deemed that the Standard Contractual Clauses ("SCCs") approved by the European Commission for transfers of personal data between EU controllers and non-EU processors are valid, the Court also noted that transfers made pursuant to the SCCs need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based, and there continue to be concerns about whether the SCCs (including SCCs for controller-to-controller transfers) will face additional challenges. Further, EU member state data protection authorities are empowered to evaluate the adequacy of the SCCs adopted by businesses in any specific case and they are required to suspend or ban data transfers to a third country if, in the light of all the circumstances of that transfer, the SCCs are not or cannot be complied with in that country. Subsequent guidance published by the European Data Protection Board or EDPB on June 18, 2021 described what such supplementary measures must be, and stated that businesses should avoid or cease transfers of personal data if, in the absence of supplementary measures, equivalent protections cannot be afforded. On June 4, 2021, the European Commission published new versions of the SCCs, which seek to address the issues identified by the Court of Justice of the European Union’s Schrems II decision and provide further details regarding the transfer assessments that the parties are required to conduct when implementing the New SCCs. However, there continue to be concerns about whether the SCCs and other mechanisms will face additional challenges. Until the remaining legal uncertainties regarding how to legally continue these transfers are settled, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. This and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our products and services in some markets and may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business.

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

For example, we have numerous competitors in the severe hypoglycemia market, which currently include Eli Lilly’s Baqsimi®, an intranasal glucagon dry powder, Eli Lilly's GEK, Novo Nordisk’s GlucaGen HypoKit and Fresenius Kabi's glucagon emergency kit for low blood sugar. Amphastar's ANDA for generic Glucagon for Injection Emergency Kit was approved by the FDA on December 29, 2020 for the treatment of severe hypoglycemia. Zealand Pharma received approval by the FDA of its dasiglucagon auto-injector Zegalogue® in March 2021 and launched in June 2021. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of severe hypoglycemia that compete directly or indirectly with Gvoke. Competitors may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products or product candidates, if approved, could be negatively affected and our results of operations could suffer.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Employment Matters

Our business could suffer if we lose the services of key members of our senior management or if we are not able to attract and retain other key employees and consultants.

We are dependent upon the continued services of key members of our executive management and a limited number of key advisors and personnel. In particular, we are highly dependent on the skills and leadership of our executive management team, including Paul Edick, our Chief Executive Officer, Steven Pieper, our Chief Financial Officer, Steven Prestrelski, our Chief Scientific Officer and Co-Founder, John Shannon, our President and Chief Operating Officer, Ken Johnson, our Senior Vice President, Clinical Development, Regulatory, Quality Assurance and Medical Affairs, and Beth Hecht, our Senior Vice President, General Counsel and Corporate Secretary. The loss of any one of these individuals could disrupt our operations or our strategic plans. Our industry has experienced a high rate of turnover of management personnel in recent years. Any of our personnel may terminate their employment at will. If we lose one or more of our executive officers or other key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully.

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

As of June 30, 2021, we had 253 employees. As we commercialize Gvoke and development of our product candidates continues to progress, we may need to hire additional employees as required to add depth and specialized expertise to our team. This growth could place a strain on our administrative and operational infrastructure. If the product candidates that we are developing continue to advance in clinical trials, we will need to expand our development, regulatory, manufacturing, quality, compliance, recordkeeping, information technology, training, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to develop additional relationships with various collaborators, CROs, suppliers, manufacturers and other organizations. We may not be able to establish such relationships or may incur significant costs to do so. Our ability to manage our growth will also require us to continue to improve our operational, financial and management controls, reporting systems and procedures, and other compliance programs and processes, which will further increase our operating costs. Failure to manage our growth effectively could cause us to over-invest or under-invest in infrastructure and result in losses or weaknesses in our infrastructure, which could adversely affect us. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to monitor our suppliers carefully for quality assurance, and our business could suffer.

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

We do not know if we will be able to identify other suitable acquisitions, complete any such acquisitions on favorable terms or at all, successfully integrate any acquired business, product or technology into our business or retain any key personnel, suppliers or distributors. Our ability to grow through acquisitions successfully depends upon our ability to identify, negotiate, complete and integrate suitable target businesses and to obtain any necessary financing. These efforts could be expensive and time consuming and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to integrate any acquired businesses, products or technologies effectively, our business, results of operations and financial condition could be materially adversely affected.

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

During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of the Company’s common stock. As of June 30, 2021, the outstanding balance of Convertible Notes was $47.2 million. If any more or all of the Convertible Notes are converted into shares of common stock, our existing shareholders will experience immediate dilution of voting rights and the price of shares of our common stock may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of Convertible Notes may convert their Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The conversion rate for the Convertible Notes will initially be 326.7974 shares of our common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $3.06 per share of common stock, and is subject to adjustment under the terms of the Convertible Notes. In the event of certain circumstances, we will increase the conversion rate, provided that the conversion rate will not exceed 367.6470 shares of our common stock per $1,000 principal amount of Convertible Notes. Because the conversion rates of the Convertible Notes adjust upward upon the occurrence of certain events, our existing shareholders may experience more dilution if any or all of the Convertible Notes are converted into shares of common stock after the adjusted conversion rate became effective.

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

2.1
Transaction Agreement, dated May 24, 2021, by and among the Registrant, Strongbridge Biopharma plc, Xeris Biopharma Holdings, Inc. and Wells MergerSub, Inc. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on May 24, 2021)

2.2
Expenses Reimbursement Agreement, dated May 24, 2021, by and between the Registrant and Strongbridge Biopharma plc (Incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed with the SEC on May 24, 2021)

10.1
Consent Under Amended and Restated Loan and Security Agreement, dated as of May 24, 2021, by and among the Registrant, Oxford Finance LLC, and Silicon Valley Bank (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on May 24, 2021)

10.2+†	Amendment 2 to the Commercial Supply Agreement, dated as of May 13, 2021, by and between Pyramid Laboratories Inc. and the Registrant.

10.3+†	Amendment 1 to the Quality Agreement, dated as of May 11, 2021, by and between Pyramid Laboratories Inc. and the Registrant.

10.4+†	Amendment 4 to the Quality Assurance Agreement, dated as of May 5, 2021, by and between Bachem AG and the Registrant.

10.5+	Fifth Amendment to Amended and Restated Loan and Security Agreement, dated May 3,2021, by and among the Registrant, Oxford Finance LLC, and Silicon Valley Bank.

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104+	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
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

Xeris Pharmaceuticals, Inc.

Date: August 5, 2021	/s/ Paul R. Edick
Paul R. Edick
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 5, 2021	/s/ Steven M. Pieper
Steven M. Pieper
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)